Form 10QSB
period 2005-03-31
TRUEYOU.COM
filed 2005-05-12
CIK 1316924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                Quarterly Report
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2005
                          Commission File No. 000-51158

                                TRUEYOU.COM, INC.
                                -----------------
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                          13-4024017
 ------------------------------                         -----------------------
(State or other jurisdiction of                        (I.R.S. Empl. Ident. No.)
 incorporation or organization)

                                750 Third Avenue
                                   Suite 1600
                               New York, New York
                                      10017
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 688-2808
               --------------------------------------------------
                           (Issuer's telephone number)

      The number of shares outstanding of each of the issuer's classes of common equity, as of May 2, 2005 are as follows:

      Class of Securities                                 Shares Outstanding
  --------------------------                           -------------------------
Common Stock, $0.001 par value                                 12,970,515

Transitional Small Business Disclosure Format (check one):  Yes |_|  No |X|

                                TRUEYOU.COM INC.

                                  BALANCE SHEET

                                 MARCH 31, 2005
                                   (UNAUDITED)

                                     Assets

Current assets:
     Cash and cash equivalents                                     $     73,654
                                                                   ------------

         Total current assets                                            73,654

Other assets, net                                                         1,001
                                                                   ------------

         Total assets                                              $     74,655
                                                                   ============

                      Liabilities and Stockholders Equity

Current liabilities:
     Accounts payable and accrued liabilities                      $      7,455
                                                                   ------------

         Total current liabilities                                        7,455
                                                                   ------------

Stockholders' equity:
     Preferred stock - $.001 par value;
         1,000,000 shares authorized;
         issued and outstanding - 2,000                                       2
     Common stock - $.001 par value;
         authorized 20,000,000 shares;
         issued and outstanding:12,970,515 shares                        12,970
     Treasury stock                                                          (3)
     Additional paid-in-capital                                       3,343,368
     Deficit                                                         (3,289,137)
                                                                   ------------

         Total stockholders' equity                                      67,200
                                                                   ------------

         Total liabilities and stockholders' equity                $     74,655
                                                                   ============

                                TRUEYOU.COM INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended
                                                           March 31,
                                                           ---------
                                                    2005               2004
                                                ------------       ------------

Revenue                                         $        120       $         --
                                                ------------       ------------

Operating expenses:
     Professional and consulting fees                 15,438                 --
     Office and other- expenses                        1,063                932
     Depreciation and Amortization                       556              1,971
                                                ------------       ------------

Total operating expenses                              17,057              2,903
                                                ------------       ------------

         Loss from operations                        (16,937)            (2,903)

Dividend income                                          305                 --

Interest expense                                          --              9,700
                                                ------------       ------------

         Net loss                               $    (16,632)      $    (12,603)
                                                ============       ============

Net loss per share - basic
    and diluted weighted                        $     *            $     *
                                                ============       ============

Average number of shares outstanding
    basic and diluted                             12,970,515          4,747,393
                                                ============       ============

* Amount is less than  $.01

                                TRUEYOU.COM INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                       ---------
                                                                                 2005             2004
                                                                             ------------     ------------
Cash flows from operating activities:
     Net loss                                                                $    (16,632)    $    (12,603)
     Adjustment to reconcile net income to net cash provided by (used in)
         operating activities:
              Depreciation and amortization                                           556            1,971
              Changes in operating assets and liabilities:
                  Accounts payable and accrued liabilities                          3,600            9,700
                  Due to related company                                               --            1,500
                                                                             ------------     ------------

                  Net cash provided by (used in) operating activities             (12,476)             568
                                                                             ------------     ------------

Net increase (decrease) in cash and cash equivalents                              (12,476)             568

Cash and cash equivalents - beginning of year                                      86,130               20
                                                                             ------------     ------------

Cash and cash equivalents - end of year                                      $     73,654     $        588
                                                                             ============     ============

1.    ORGANIZATION AND NATURE OF OPERATIONS

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004.

      TrueYou.com Inc. (the "Company") was organized on September 9, 1998 under the laws of the State of Delaware by its former parent, United Network Technologies Corp. In January 1999, UNTC transferred all 100 shares of its common stock in the Company to United Network Marketing Services, Inc, then a wholly-owned subsidiary of United Network Technologies. Immediately after United Network Technologies transferred ownership of all of the Company's then outstanding capital stock to United Network Marketing, United Network Technologies declared a dividend to its stockholders of all of the United Network Marketing stock, held by United Network Technologies.

      In April 1999, the Company effected a 33,300-to-1 stock split and amended its certificate of incorporation to increase its authorized capital stock to 21,000,000, $.001 par value shares including 20,000,000 common shares and 1,000,000 preferred shares. Immediately thereafter, UNMS distributed all 3,330,000 shares of its common stock in the Company to its stockholders rendering the Company a stand alone business.

      The Company is a developer of web-based, direct-to-direct personal potential and professional development programs designed for businesses. The Company's programs consist of sales productivity, work-life balance and employee retention programs that are designed to be delivered via the internet or corporate intranet in the form of three to five minute Best Steps Learning Modules.The Company provides its products to visitors of it's website for free. The company generates revenues when such visitors click on advertisements contained on it's website. The Company's website went "live" on the internet in October 1999.

      GOING CONCERN

      As shown in the financial statements, the accumulated deficit at March 31, 2005 and 2004 amounted to $3,289,137 and $3,247,289, respectively, and the Company experienced net losses of $16,632 and $12,603 for the three months ended March 31, 2005 and 2004, respectively. The Company will need additional resources to finance its future operations. It is the current management's intention to support the Company as necessary until the year ends. The continued existence of the Company is principally dependent on its ability to raise additional capital through the year ended December 31, 2005.

      The accompanying financial statements do not include any adjustments that might result from the eventual outcome of the uncertainty described above.

      CONTROL BY PRINCIPAL STOCKHOLDERS

      The directors, executive officers and their affiliates or related parties, own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets or business.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

      COMPUTER EQUIPMENT

      The cost of computer equipment is depreciated over their estimated useful lives. Depreciation is computed using the straight-line method. For computer equipment the useful lives for computing depreciation is 5 years.

      Maintenance and repairs are charged to operations when incurred.
         Betterments and renewals are capitalized.

      REVENUE

      The Company expects to derive its revenue principally from selling advertising on its website. Revenue is recognized in accordance with Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, which permit revenue recognition when (1) persuasive evidence of an arrangement exists, (2) delivery of the product has occurred and no significant company obligations with regard to services remain, (3) the fee is fixed or determinable, and (4) collectibility is probable.

      INCOME TAXES

      The Company uses the liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes, when required, are provided on the basis of the difference between the financial reporting and income tax bases of assets and liabilities at the statutory rates enacted for future periods.

      USE OF ESTIMATES

      The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      SIGNIFICANT ESTIMATES

      Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates related to valuation of equipment, website development costs, website licensed content, accrued liabilities, stock options and the useful lives for amortization and depreciation.

      LOSS PER SHARE

      Basic loss per common share ("LPS") is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

      EQUITY BASED COMPENSATION

      The Company accounts for employee stock options in accordance with Accounting Principles Board Option No. 25 (APB), "Accounting for Stock Issued to Employees." Under APB No.25 the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below the market price on the day of grant.

      SFAS No. 123, "Accounting for Stock-Based Compensation," prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB No. 25 if certain pro forma disclosures are made assuming hypothetical fair value method application.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts payable and accrued liabilities, due to related company and note payable - bank approximate fair value based on the short-term maturity of these instruments.

      IMPAIRMENT OF LONG-LIVED ASSETS

      Pursuant to SFAS No. 144, "Accounting for Impairment or Disposal of
         Long-Lived Assets ("SFAS" 144") the Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At March 31, 2005, the Company believes that there has been no impairment of its long-lived assets.

      WEBSITE DEVELOPMENT COSTS

      The Company accounts for website development costs in accordance with the AICPA's Statement of Position ("SOP 98-1"), "Accounting for the Costs of Computer Software Development or Obtained for Internal Use," under which computer software costs that are incurred in the preliminary project stage should be expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of the time spent directly on the project), and interest costs incurred when developing computer software for internal use are capitalized.

      Capitalized website development costs, which amount to $104,023, have been fully amortized as of March 31, 2005 and 2004.

      WEBSITE CONTENT

      Website content is recorded at cost and is being amortized over its estimated useful lives ranging from three to seven years.

3.    LOSS PER SHARE

      The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:

                                                        Three Months Ended
                                                            March 31,
                                                            ---------
                                                       2005            2004
                                                   ------------    ------------
      NUMERATOR FOR BASIC AND DILUTED LPS
          Net loss to common stockholders          $    (16,632)   $    (12,603)
                                                   ============    ============

      DENOMINATOR FOR BASIC AND DILUTED LPS
          Weighted average shares of common
             stock outstanding                       12,970,515       4,747,393
                                                   ============    ============

      LPS - Basic and diluted                      $     *         $     *
                                                   ============    ============

      *Amount is less than $.01.

4.    COMPUTER EQUIPMENT

      Computer equipment, at cost, consists of the following:

                                                            March 31,
                                                            ---------
                                                      2005             2004
                                                  ------------     ------------

      Equipment                                   $     31,031     $     31,031
      Less: accumulated depreciation                   (31,031)         (25,859)
                                                  ------------     ------------

           Equipment, net                         $         --     $      5,172
                                                  ============     ============

      Depreciation expense was $556 and $1,631 for the three months ended March
         31, 2005 and 2004, respectively.

5.    WEBSITE

      Website content consists of the following at:

                                                            March 31,
                                                            ---------
                                                      2005             2004
                                                  ------------     ------------

      Licensed content                            $    354,000     $    354,000
      Reference library                                  7,647            7,647
                                                  ------------     ------------
                                                       361,647          361,647

      Less accumulated amortization                   (361,647)        (361,264)
                                                  ------------     ------------

                 Total                            $         --     $        383
                                                  ============     ============

      Amortization expense was $-0- and $340 and for the three months ended
         March 31, 2005 and 2004, respectively.

6.    INCOME TAXES

      The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes".

      As of December 31, 2004, the Company has approximately $3,200,000 of federal net operating loss carryforwards to offset the future taxable income through 2024.

      The Company has recorded a full valuation allowance against the deferred tax assets including the federal and state net operating loss carryforwards as management believes that it is more likely than not that substantially all of the deferred tax assets will not be realized.

                           FORWARD-LOOKING STATEMENTS

This registration statement contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology like "believes," "anticipates," "expects," "estimates," "may," "will," or similar terms. These statements appear in a number of places in this registration statement and include statements regarding our intent, belief or current expectations and those of our directors or officers with respect to, among other things:(i) trends affecting our financial condition or results of operations, (ii) our business and growth strategies, (iii) the Internet and Internet commerce and
(iv) our financing plans. You are cautioned that any forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, our limited operating history, dependence on continued growth in the use of the Internet, our unproven business model, our dependence on users of the internet, reliance on advertising revenues, potential fluctuations in quarterly operating results, security risks of transmitting information over the Internet, government regulation, technological change and competition. The accompanying information contained in this quarterly report, including, without limitation, the information set forth under the heading "Risk Factors" and "Business" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto.

Overview

We are in the business of developing, acquiring and publishing self-improvement information. We provide this information to visitors of our website for free. We seek to generate advertising revenues when visitors to our site click on advertisements that appear on our site. We receive revenues from advertisements on our site through an arrangement with Google.com.

The total self-improvement market is estimated by Marketdata to be $8.56 billion as of 2003 and is expected to grow at 7.9% yearly through 2008. The areas of self-growth that will affect us the most are books, motivational speakers, public seminars, and audiocassettes. More than 2,300 self-help/inspirational books were published in 2003 with a sales value of $640 million. This sales figure grew from $611 million in 2000 according to Simba Information. Audiobook sales in the self-improvement area grew about 7% per year the past few years to $461 million according to Marketdata. The revenues generated from motivational speakers is estimated at $303 million from the top 12 speakers in 2003. Many of these speakers are contributors to the Trueyou.com website, including Brian Tracy who created revenues in excess of $24 million last year. Public seminars are now dominated by smaller numbers of attendees in the audience. Franklin Covey has scaled back the number of public seminars as the very large seminars require huge overhead outlays.

Our product consists of very compact information put into an easy to understand format called "BestSteps". This provides the user with a very clear and concise way to solve a self-improvement challenge or rapidly develop skills to deal with future issues. The product therefore directly affects the quality of the user's life. We believe that we can provide the same actionable information available in books and cassettes and seminars with a fraction of the expense in delivering the information at a fraction of the cost in time that the end user will spend to get this information and at no monetary charge to the user. We further believe that by making this available on the Internet and therefore omnipresent, the user has the convenience of accessing the information whenever it is convenient to the user.

Management believes individuals are interested in increasing their productivity. Our program teaches basic skills which make the users more effective and therefore more productive. If a user spends 5 minutes/day with our programs, management believes this would be justified by the benefits they will experience.

We are currently earning limited revenues from advertising sales. We are working with Google to place advertisers on our website and we get a percentage of the revenues generated from these advertisements. Our website is managed at the office of Robert Siegel, who serves as our Chief Technology Officer. We employ Mr. Siegel's consulting services on an as needed basis and pay him an hourly rate for his services. We believe that our comparative advantage lies in the excellence of our content, the simplicity of it's delivery, and the aggregation of this content into programs. A user can receive a BestStep every day or at other increments that they choose. During the first quarter of 2005, we have added an audio feature to most of our BestSteps. We will continue to listen to the needs of our site visitors to enhance our programs.

Our Primary Business Line

We have completed the development of our website which is located at the URL www.beststeps.com and at www.trueyou.com. Through our website we provide visitors to our site with the ability to locate instruction about specific topics of interest. These instructions are called BestSteps and are provided to visitors to our website for free. Our initial market focus is on individuals interested in improving the quality of their lives. Our site offers visitors the ability to read or listen to the BestSteps. For example, the website is now offering over 600 sessions on a wide range of topics such as "Customers for Life" and "Relationships are Everything". These BestSteps offer real guidance to the user at no cost.

Economic and Industry-Wide Factors Relevant to True You

The personal improvement and development industry is currently over $8.5 billion in the U.S. Marketdata is projecting a growth rate of 7.9% in the Self-Improvement market through 2008. We believe that this growing interest in Self-Improvement will benefit our company as more individuals will seek this type of information. With the global availability of the Internet and the opportunity for individual interactivity it creates the opportunity for unique and creative methods to educate and empower individuals to reach their personal goals. Management believes that the Internet is currently underutilized as a vehicle for providing personal improvement information.

Material Risks, Trends and Uncertainties

Management believes that the demand for Self-Improvement information is growing. However, the part of the market that is growing most rapidly is book sales and tape sales. There is less of a trend to attend seminars. Our programs provide a seminar type experience because of their audio component. The challenge we face is attracting more corporate visitors to our site. The idea would be to have the corporation encourage its employees to visit our site to enhance the employees performance and general well being. Some companies do not like their employees to spend time on the Internet and we also will need to send the information to the corporations for their dissemination. This may make it difficult for us to gauge the number of end users that actually visit our site from any particular corporate client. Also corporations are less likely to allow us to have advertisements with our messages and this is the only way we generate revenues. We believe that we can meet these challenges by having very strong content and developing it with the corporations to anticipate as many of these problems as possible.

Our Mission

Our mission is to be the premier personal improvement and development website on the Internet. We will accomplish this mission by creating fast, fun, and unique ways for people to achieve increased success, better health and relationships, while staying balanced in all aspects of their life. Our site provides communities organized around certain topics. The content has been written by well-known and respected individuals, such as Brian Tracy and many other Nightingale-Conant authors.

We have obtained access to a significant amount of the available material in personal improvement through our license with Nightingale-Conant, the leading publishing company in the U.S. of personal development information in an audio format. This content is from over 100 authors, each of whom is an expert in their area. In addition, we license the extensive works of Brian Tracy, a leading international lecturer in personal improvement.

Our first product offering is a family of BestSteps which are clearly defined steps for quickly achieving professional and personal goals. The BestSteps cover corporate topics such as "The secret to becoming a Leader" and "Three Key Functions of Management." One of the distinguishing factors of BestSteps is that they are specific and short and allow an individual to achieve his goals quickly. BestSteps are developed by world class experts in their given field. They are available in written format and provide a unique and engaging learning method and the Internet provides an excellent medium for quickly and inexpensively transferring information through these methods (or steps) worldwide.

How We Earn Revenues and Income

We earn revenues through advertising. Advertisements are put on our site by Google with whom we split revenues. The revenues split with Google occurs as a result of their providing advertisements on our site. When a visitor clicks on an advertisement or clicks through to the product or actually buys the product we share in the revenue Google receives. We have a cost structure which is primarily fixed. Therefore, as we incrementally add additional visitors to our site we will enjoy higher margins.

We intend to expand our presence as a mass market site by building brand awareness. We believe that establishing brand awareness among consumers is instrumental in attracting new members to TrueYou.com and also has the effect of attracting media buyers who tend to favor well-known and trusted companies.

Sources of Supply, Customers and Capital

We do not utilize any raw materials in the operation of our business. Any supplies that we utilize are standard supplies that are readily available from office products companies at competitive rates.

We plan to obtain more customers by marketing to corporations the benefits of providing their employees with a free subscription by positioning our individual BestSteps as a self-directed, on-line, as needed training tool for all employees. We also hope to work with our corporate clients in order to assess their needs and to shape our programs accordingly and to prepare custom programs to suit particular employee needs. The sales strategy that we plan to use to reach these companies is to partner with organizations that have access to high-level executives in large corporations, although we do not currently have any such partnerships. We also plan to align with companies who sell to corporations and institutions with large internal sales forces and to partner with companies that sell to Fortune 1000 companies Sales, Human Resource and Training Departments.

We have no commitments or arrangements for the additional capital that we will require in order to maintain and grow our business. We may seek to satisfy our future funding requirements through loans or other financings from our principal stockholders (although our principal stockholders are not in any way committed to provide such financing), offerings of securities, through loans from banks or other financial institutions, or from other sources, if any, that the Board may in the future authorize. See "Liquidity and Capital Resources" below.

Results of Operations

Comparison of First Fiscal Quarter of 2005 and 2004

The following table summarizes the results of our operations during the fiscal quarter ended March 31, 2005 and 2004 and provides information regarding the dollar and percentage increase or (decrease) from the first quarter of 2005 to the first quarter of 2004.

---------------------------------------------------------------------------------------------------------
                                                                                            Percentage
                                                                         Increase           Increase
Line Item                           3/31/05            3/31/04           (Decrease)         (Decrease)
---------------------------------------------------------------------------------------------------------
Revenues                            $          120                -0-    $          120                na
---------------------------------------------------------------------------------------------------------
Dividend Income                                305                -0-               305                na
---------------------------------------------------------------------------------------------------------
Net (Loss)                                 (16,632)           (12,603)            4,029               32%
---------------------------------------------------------------------------------------------------------
Operating Expenses                  $       17,057              2,903            14,154              587%
---------------------------------------------------------------------------------------------------------
Earnings (Loss) per common share    Less than $.01     Less than $.01         _________         _________
---------------------------------------------------------------------------------------------------------

For the three months ended March 31, 2005, we had advertising revenues of $120 compared to revenues of $0 during the three months ended March 31, 2004. This increase of $120 was do to the recommencement of our sales activities in January of 2005

We incurred a net loss of $16,632 for the first three months of 2005 as compared to a net loss of $12,603 for the first three months of 2004. The $4,029 or 32% increase in net loss during the three month period ended March 31, 2005 as compared to the same period of last year is primarily attributable to an increase in operating expenses.

Our operating expenses during the first three months of fiscal year 2005 were $17,057 as compared to $2,903 during the same period of 2004. This increase in operating expenses of $14,154 or 587% was due to increased accounting and legal fees incurred by the company becoming a full reporting company.

Loss per common share for the three months ended March 31, 2005 was $.01 and was same at same period of the prior fiscal year. .

Liquidity and Capital Resources

General

We commenced operations and ceased to be a development stage company as of January 1, 2001. We incurred net losses of $39,819 and $71, 297 for the years ended December 31, 2004 and 2003, respectively and a net loss of $ 16,632 and $12,603 for the quarter ended March 31, 2005 and 2004, respectively. We believe that we will be able to generate operating cash flow once our business strategy is fully implemented; however, we will not be able to carry out our business and strategic plans unless we raise substantial amounts of additional capital.

We may seek to satisfy our future funding requirements through loans or other financings from our principal stockholders (although our principal stockholders are not in any way committed to provide such financing), offerings of securities, through loans from banks or other financial institutions, or from other sources, if any, that the Board may in the future authorize. However, we do not have any specific plans and/or commitments to satisfy our future funding requirements through these means nor do we have any specific plans or commitments to raise funds through any other sources if our cash reserves prove insufficient. Additional financing may not be available when needed or on terms acceptable to us. Given our current state of development, the most likely source for us to obtain funding will be through our existing stockholders, who have provided financing for us in the past. Our existing stockholders, however, have not agreed to provide us with any future financing. Unavailability of financing may require us to delay, scale back or eliminate certain of our business strategies and would have a material adverse effect on our prospects and financial condition. There can be no assurance that we will be successful in raising sufficient capital or implementing our business strategies or that the successful implementation of our business strategies will result in sufficient revenue generation.

As of March 31, 2005 our only internal sources of liquidity consisted of cash in the amount of $73,654. As of such date our current liabilities were $7,455. Management believes that it will require at least $60,000 to satisfy its operating and other expenses over the next twelve months. Existing funds plus operating revenues, therefore, will only be sufficient to satisfy our working capital requirements for the next twelve months. If we are unable to obtain financing from any of the sources mentioned above and we are unable to generate revenues to sustain our business before our cash runs out, then we would have to reduce our operating expenses by delaying, scaling back or eliminating certain of our business strategies as mentioned above.

Cash Flow Analysis

For the quarters ended March 31, 2005 and March 31, 2004, our operating activities used $12,476 and provided $568 in cash, respectively. This change in cash flow of $13,044 was a result of the increase in operating loss of $4,029 and increase in cash spending for expenses of $7,600 and a decrease of the non cash depreciation expense of $1,415.

For the quarters ended March 31, 2005 and March 31, 2004, our financing activities provided $0 and $0 of cash, respectively

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following significant policies as critical to the understanding of our financial statements.

      o The cost of our computer equipment is depreciated over the estimated useful life. Depreciation is computed using the straight-line method. For computer equipment the useful lives for computing depreciation is 5 years. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized.

      o The Company expects to derive its revenue principally from advertisements appearing on our website. Revenue is recognized in accordance with Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, which permit revenue recognition when (1) persuasive evidence of an arrangement exists, (2) delivery of the product has occurred and no significant company obligations with regard to services remain, (3) the fee is fixed or determinable, and (4) collectibility is probable.

      o Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates related to valuation of equipment, website development costs, website licensed content, accrued liabilities, stock options and the useful lives for amortization and depreciation.

      o The Company accounts for website development costs in accordance with the AICPA's Statement of Position ("SOP 98-1"), "Accounting for the Costs of Computer Software Development or Obtained for Internal Use," under which computer software costs that are incurred in the preliminary project stage should be expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of the time spent directly on the project), and interest costs incurred when developing computer software for internal use are capitalized.

      o Website content is recorded at cost and is being amortized over its estimated useful lives ranging from three to seven years.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Risk Factors Affecting Our Business

YOU SHOULD CAREFULLY CONSIDER THE RISKS AND UNCERTAINTIES DESCRIBED BELOW BEFORE MAKING ANY INVESTMENT DECISIONS WITH RESPECT TO TRUE YOU. IF ANY OF THE FOLLOWING RISKS ARE REALIZED, OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION COULD BE HARMED AND THE VALUE OF OUR STOCK COULD GO DOWN.

FINANCIAL RISKS

We have only about $73,654 in cash available to us. This is not sufficient cash to carry out our business plan. In order to effect our business plan we must raise capital or obtain loans. It will be difficult, if not impossible, for us to obtain capital or loans and the terms of any such financings will likely be less favorable than market.

As of March 31, 2005, we had $73,654 in cash in our bank account. We currently anticipate that this cash balance will not be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion. We expect that we will continue to experience negative operating cash flow for the foreseeable future as a result of the need to make significant expenditures on advertising and infrastructure in order to implement our business plan. Accordingly, we will need to raise additional funds in a timely manner in order to fund our anticipated expansion, develop new or enhanced services or products, respond to competitive pressures or acquire complementary products, businesses or technologies.

If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and the securities may have rights, preferences or privileges senior to those of our stockholders. We do not currently have any contractual restrictions on our ability to incur debt and, accordingly, we could incur significant amounts of indebtedness to finance our operations. Any indebtedness could contain covenants which would restrict our operations. There can be no assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our expansion, take advantage of acquisition opportunities, develop or enhance services or products or respond to competitive pressures.

Our auditor has expressed substantial doubt about the continuing operation of our business.

The audit report of our independent auditor for the fiscal year ended December 31, 2004 and 2003 indicates that we have suffered recurring losses from operations and that we have a net capital deficiency that raises substantial doubt about our ability to continue as a going concern. Any amounts invested in True You would be lost if we are unable to continue to operate our business as a going concern. As shown in the financial statements, the accumulated deficit at December 31, 2004 and 2003 amounted to $3,272,505 and $3,234,686 respectively, and we experienced net losses of $37,819 and $71,297 for the year ended December 31, 2004 and 2003, respectively, and net losses of $16,632 and $12,603 for the quarter ended March 31, 2005 and 2004, respectively. We will need additional resources to finance our future operations. The continued existence of the company is principally dependent on its ability to raise this additional capital.

BUSINESS RISKS

Although we were incorporated over six years ago, our operations have been limited during that time period because we have been unable to raise sufficient capital to fully implement our business plan. Therefore, our operations have all of the risks normally associated with a start-up company.

We were incorporated in September of 1998 and have been in the professional and personal development industry since inception. We have derived limited revenues from operations to date and expect to continue to have limited revenues in the future unless we are able to successfully expand our business and successfully implement our sales and marketing strategy. While we are in the process of implementing our sales and marketing strategy we will likely have expenses in excess of our revenues and therefore management expects to incur losses in the near term.

CONCENTRATED CONTROL RISKS

Mr. Gelband has the power to make all major decisions regarding the company without the need to get consent from any stockholder or other person. He is also the only person knowledgeable about our business, affairs and history and the loss of his services would likely result in the indefinite cessation of our operations and the complete failure of our current business plan.

Mr. Gelband owns 66.4% of the outstanding voting stock. Although we have two directors, Mr. Bieler and Mr. Gelband, due to the fact that Mr. Gelband owns a majority of our voting stock he effectively has the power to make all major decisions regarding our affairs, including decisions regarding whether or not to issue stock and for what consideration, whether or not to sell all or substantially all of our assets and for what consideration and whether or not to authorize more stock for issuance or otherwise amend our charter or bylaws. He is in a position to elect all of our directors and to dictate all of our policies.

Furthermore, since Mr. Gelband is our founder and currently our only officer, no other person affiliated with, or employed by, us has any knowledge of our day to day operations or any institutional knowledge regarding our history and past affairs. We do not currently have an employment agreement with Mr. Gelband. The loss or inability of Mr. Gelband to perform his duties would likely result in the indefinite cessation of our operations and the complete failure of our current business plan. We have no key man insurance on the life of Mr. Gelband. We anticipate the hiring of new employees in connection with the planned expansion of our business. Our future success will depend in significant part on our ability to hire and retain key technical sales and senior management personnel. Competition for such personnel is intense and there can be no assurance that we will be successful in attracting and retaining such personnel.

Mr. Gelband is involved in other business ventures and only devotes approximately 10-20% of his business time to our affairs. If, due to Mr. Gelband's other business ventures, he is unable to devote sufficient time to our business, then we will not be able to successfully implement our business plan.

Alan Gelband is our Chief Executive Officer, the Chairman of the Board of Directors and Treasurer with primary responsibility for day-to-day strategic planning and financing arrangements for us. Mr. Gelband also engages in the following other business ventures for other companies that are totally unrelated to us: Alan Gelband is the principal in Gelband & Co. Inc., a NASD Registered Broker Dealer. Gelband & Company is engaged primarily in investment banking transactions including mergers & acquisitions and fund raising. Mr. Gelband is also an Honorary Director of the Association for Corporate Growth International.

As a result of these other business ventures, Mr. Gelband only devotes approximately 10-20% of his business time to our affairs and he divides his remaining time among the affairs of the other entities described above that he is involved in. If any of these entities require substantial additional time commitments from Mr. Gelband, he may not be able to spend as much time on the business and affairs of True You, which would likely result in our inability to fulfill our business plan and ultimately in the failure of our business.

PENNY STOCK RISKS

The SEC's penny stock rules apply to us. These rules may have the effect of decreasing the liquidity of our stock and increasing the transaction cost for transactions in our stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Under these rules, broker-dealers participating in transactions in low priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer's duties, the customer's rights and remedies, and certain market and other information, and make a suitability determination approving the customer for low priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent of the customers and provide monthly account statements to the customer. With all these restrictions, the likely effect of designation as a low priced stock will be to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and to increase the transaction cost of sales and purchases of such stock compared to other securities.

ITEM 3.     CONTROLS AND PROCEDURES

Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out under the supervision and with the participation of our management, including Alan Gelband, our Chairman, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Gelband concluded that as of March 31, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS

EXHIBITS.

31 Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  May 12, 2005

                                TRUEYOU.COM, INC.

      By:  /s/ Alan Gelband
           -------------------------------------
      Name:    Alan Gelband
      Title:   Chief Executive Officer, Chairman of the
               Board of Directors and Treasurer

                                  EXHIBIT INDEX

Exhibit
Number      Description
--------------------------------------------------------------------------------

31 Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.