Form 10QSB
period 2005-06-30
TRUEYOU.COM
filed 2005-08-11
CIK 1316924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                Quarterly Report
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2005
                          Commission File No. 000-51158

                                TRUEYOU.COM, INC.
                                -----------------
        (Exact name of small business issuer as specified in its charter)



              DELAWARE                                      13-4024017
    ------------------------------                  ------------------------
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

                                 (212) 688-2808
                    -----------------------------------------
                           (Issuer's telephone number)

         The number of shares outstanding of each of the issuer's classes of common equity, as of May 2, 2005 are as follows:

        Class of Securities                         Shares Outstanding
     --------------------------              -------------------------------
  Common Stock, $0.001 par value                        12,970,515

Transitional Small Business Disclosure Format (check one):  Yes           No  X
                                                                ------

                                TRUEYOU.COM INC.

                        INDEX TO THE FINANCIAL STATEMENTS

                                                                      Page No.
                                                                      --------
ACCOUNTANTS' REVIEW REPORT                                                F-3

FINANCIAL STATEMENTS (UNAUDITED):

     BALANCE SHEETS                                                       F-4

     STATEMENTS OF OPERATIONS                                             F-5

     STATEMENTS OF CASH FLOWS                                             F-6

     NOTES TO THE FINANCIAL STATEMENTS                                F-7 - F-11

                                TRUEYOU.COM INC.

                                  BALANCE SHEET

                                  JUNE 30, 2005
                                   (UNAUDITED)

Current assets:
     Cash and cash equivalents                                           $    65,187

Other assets, net                                                                964
                                                                         -----------
         Total assets                                                    $    66,151
                                                                         ===========

Current liabilities:
     Accounts payable and accrued liabilities                            $    15,835

Stockholders' equity:
         Preferred stock - $.001 par value; 1,000,000 shares
               authorized; issued and outstanding - 2,000                    100,000
         Common stock - $.001 par value; authorized 20,000,000
               shares; issued and outstanding: 12,970,515 shares              12,970
      Treasury stock                                                              (3)
      Additional paid-in-capital                                           3,243,370
      Deficit                                                             (3,306,021)
                                                                         -----------
          Total stockholders' equity                                          50,316
                                                                         -----------
          Total liabilities and stockholders' equity                     $    66,151
                                                                         ===========

   The accompanying notes are an integral part of these financial statements.

                                TRUEYOU.COM INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Six Months Ended                 Three Months Ended
                                               June 30,                          June 30,
                                   ------------------------------      ------------------------------
                                       2005              2004              2005              2004
                                   ------------      ------------      ------------      ------------
Revenues                           $        393      $         --      $        100      $         --
                                   ------------      ------------      ------------      ------------
Operating expenses:
     Professional and
         consulting fees                 28,507                --            15,438                --
     Office and other expenses            5,541             4,565             1,063               932
     Depreciation and
         amortization                       594             3,944               556             1,971
                                   ------------      ------------      ------------      ------------
Total operating expenses                (34,249)           (8,509)          (16,957)           (2,903)
                                   ------------      ------------      ------------      ------------
    Loss from operations
Interest income                             732                --               425                --
Interest expense                             --            19,701                --             9,700
                                   ------------      ------------      ------------      ------------
    Net loss                       $    (33,517)     $    (28,210)     $    (16,532)     $    (12,603)
                                   ============      ============      ============      ============

Net loss per share - basic
    and diluted weighted           $          *      $       (.01)     $          *      $          *
                                   ============      ============      ============      ============
Average number of shares
    outstanding basic and
    diluted                          12,970,515         4,747,390      $ 12,970,515         4,797,390
                                   ============      ============      ============      ============

*Amount is less than  $.01

    The accompanying notes are an integral part of the financial statements.

                                TRUEYOU.COM INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                      ----------------------
                                                                                        2005          2004
                                                                                      --------      --------
Cash flows from operating activities:
     Net loss                                                                         $(33,517)     $(28,210)
     Adjustment to reconcile net income to net cash used in operating activities:
              Depreciation and amortization                                                594         3,944
              Accrued interest                                                              --        19,701
              Changes in operating assets and liabilities:
              Accounts payable and accrued liabilities                                  11,980         1,802
              Due to related company                                                        --         4,520
                                                                                      --------      --------

                  Net cash (provided by) used in operating activities                  (20,943)        1,757
                                                                                      --------      --------

Net (decrease) increase in cash and cash equivalents                                   (20,943)        1,757

Cash and cash equivalents - beginning of year                                           86,130            18
                                                                                      --------      --------

Cash and cash equivalents - end of year                                               $ 65,187      $  1,775
                                                                                      ========      ========

                                   TRUEYOU.COM

                        NOTES OF THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION AND NATURE OF OPERATIONS

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in True You's Form 10-KSB for the year ended December 31, 2004.

     TrueYou.com Inc. was organized on September 9, 1998 under the laws of the State of Delaware by its former parent, United Network Technologies Corp. In January 1999, United Network Technologies transferred all 100 shares of its common stock in the Company to United Network Marketing Services, Inc., a wholly-owned subsidiary of United Network Technologies.

     In April 1999, the True You effected a 33,300-to-1 stock split and amended its certificate of incorporation to increase its authorized capital stock to 21,000,000, $.001 par value shares including 20,000,000 common shares and 1,000,000 preferred shares. Immediately thereafter, United Network Marketing distributed all 3,330,000 shares of its common stock in True You to its stockholders rendering True You a stand alone business.

     True You is a developer of Web-based, direct-to-direct personal potential and professional development programs designed for businesses. True You's product offerings, which consist of sales productivity, work-life balance and employee retention programs are designed to be delivered via the Internet or corporate intranet in the form of three to five minute Best Steps Learning Modules. Such products are intended for sale principally to large and middle market companies. True You's Web site went "live" on the internet in October 1999.

     GOING CONCERN

     As shown in the financial statements, the accumulated deficit at June 30, 2005 amounted to $3,306,021 and True You experienced net losses of $33,517 and $28,210, and $16,532 and $12,603 for the six and three months ended June 30, 2005 and June 30, 2004, respectively. True You will need additional resources to finance its future operations. It is the current management's intention to support True You as necessary until the year ends. The continued existence of True You is principally dependent on its ability to raise additional capital through the year ended December 30, 2005.

     The accompanying financial statements do not include any adjustments that might result from the eventual outcome of the uncertainty described above.

                                   TRUEYOU.COM

                        NOTES OF THE FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. ORGANIZATION AND NATURE OF OPERATIONS (Continued)

     CONTROL BY PRINCIPAL STOCKHOLDERS

      The directors, executive officers and their affiliates or related parties, own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of True You. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of True You and the dissolution, merger or sale of True You's assets or business.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENTS

     True You considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

     COMPUTER EQUIPMENT

     The cost of computer equipment is depreciated over their estimated useful lives. Depreciation is computed using the straight-line method. For computer equipment the useful lives for computing depreciation is 5 years.

     Maintenance and repairs are charged to operations when incurred.
          Betterments and renewals are capitalized.

     REVENUE

     True You expects to derive its revenue principally from selling advertising on its website.

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

     INCOME TAXES

     True You uses the liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes, when required, are provided on the basis of the difference between the financial reporting and income tax bases of assets and liabilities at the statutory rates enacted for future periods.

                                   TRUEYOU.COM

                        NOTES OF THE FINANCIAL STATEMENTS
                                   (UNAUDITED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     EQUITY BASED COMPENSATION

       True You accounts for employee stock options in accordance with Accounting Principles Board Option No. 25 (APB), "Accounting for Stock Issued to Employees." Under APB No.25 True You recognizes no compensation expense related to employee stock options, as no options are granted at a price below the market price on the day of grant.

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

                                   TRUEYOU.COM

                        NOTES OF THE FINANCIAL STATEMENTS
                                   (UNAUDITED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     IMPAIRMENT OF LONG-LIVED ASSETS

     Pursuant to SFAS No. 144, "Accounting for Impairment or Disposal of
         Long-Lived Assets ("SFAS" 144") True You reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At June 30, 2005 True You believes that there has been no impairment of its long-lived assets.

     WEBSITE DEVELOPMENT COSTS

     True You accounts for website development costs in accordance with the AICPA's Statement of Position ("SOP 98-1"), "Accounting for the Costs of Computer Software Development or Obtained for Internal Use," under which computer software costs that are incurred in the preliminary project stage should be expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of the time spent directly on the project), and interest costs incurred when developing computer software for internal use are capitalized.

     Capitalized website development costs, which amount to $104,023, have been fully amortized as of June 30, 2005 and 2004.

     WEBSITE CONTENT

     Website content is recorded at cost and is being amortized over its estimated useful lives ranging from three to seven years.

3. LOSS PER SHARE

     The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:

                                                     Six Months Ended
                                                         June 30
                                                --------------------------
                                                   2005            2004
                                                ----------     -----------
NUMERATOR FOR BASIC AND DILUTED LPS
    Net loss to common stockholders             $  (33,517)    $   (16,532)
                                                ===========    ===========

DENOMINATOR FOR BASIC AND DILUTED LPS
    Weighted average shares of common stock
         Outstanding                             10,970,515      4,797,390
                                                ===========    ===========

LPS - Basic and diluted                         $     *        $     *
                                                ===========    ===========

*Amount is less than $.01

                                   TRUEYOU.COM

                        NOTES OF THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

4. COMPUTER EQUIPMENT

     Computer equipment, at cost, consists of the following:


                                               June 30,
                                        ----------------------
                                          2005          2004
                                        --------      --------
     Equipment                          $ 31,031      $ 31,031
     Less: accumulated depreciation      (31,031)      (27,410)
                                        --------      --------
     Equipment, net                     $     --      $  3,621
                                        ========      ========

     Depreciation expense was $518 and $3,868 and $518 and $1,933 for the six and three months ended June 30, 2005 and 2004, respectively.

5.   WEBSITE

     Website content consists of the following at:

                                                      June 30,
                                             ------------------------
                                                2005           2004
                                             ---------      ---------
Licensed content                             $ 354,000      $ 354,000
Reference library                                7,647          7,647
                                             ---------      ---------
                                               361,647        361,647

Less accumulated amortization                 (361,647)      (361,647)
                                             ---------      ---------

           Total                             $      --      $      --
                                             =========      =========

     Amortization expense was $76 and $76 and $38 and $38 for the six months and three months ended June 30, 2005 and 2004, respectively.

6. INCOME TAXES

     True You accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes."

     As of December 31, 2004, True You has approximately $3,200,000 of federal net operating loss carryforwards to offset the future taxable income through 2024.

     True You has recorded a full valuation allowance against the deferred tax assets including the federal and state net operating loss carryforwards as management believes that it is more likely than not that substantially all of the deferred tax assets will not be realized.

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

Results of Operations

Income Statement Items

The following table summarizes the results of our operations during the three months and six months ended June 30, 2005 and 2004 and provides information regarding the dollar and percentage increase or (decrease) from the current fiscal year to the prior fiscal year:

Three Months Ended June 30, 2005 and 2004 (Unaudited)

---------------------------------------------------------------------------------------------------------
                                                                                              Percentage
                                                                            Increase          Increase
Line Item                                 6/30/05           6/30/04         (Decrease)        (Decrease)
---------------------------------------------------------------------------------------------------------
Revenues                                 $    100             -0-           $    100           n/a
Interest Income                          $    425             -0-           $    425           n/a
Net (Loss)                                (16,532)        (12,603)            (3,929)           31%
Operating Expenses                        (16,957)         (2,903)           (14,054)          484%
Earnings (Loss) per common share       Less than $.01    Less than $.01
---------------------------------------------------------------------------------------------------------

For the three months ended June 30, 2005, we had advertising revenues of $100 compared to revenues of $0 during the three months ended June 30, 2004. This increase of $100 was due to the recommencement of our sales activities in January of 2005.

We incurred a net loss of $16,532 for the three months ended June 30, 2005 as compared to a net loss of $12,603 during the three months ended June 30, 2004. The $3,929 or 31% increase in net loss during the three month period ended June 30, 2005 as compared to the same period of last year is primarily attributable to an increase in operating expenses.

Our operating expenses during the three months ended June 30 2005 were $16,957 as compared to $2,903 during the same period of 2004. This increase in operating expenses of $14,054 or 484% was due to increased accounting and legal fees incurred by the company becoming a full reporting company.

Loss per common share for the three months ended June 30, 2005 was $.01 and was same at same period of the prior fiscal year.

Six Months Ended June 30, 2005 and 2004 (Unaudited)

----------------------------------------------------------------------------------------------------------------
                                                                                                   Percentage
                                                                               Increase             Increase
Line Item                               6/30/05             6/30/04           (Decrease)           (Decrease)
----------------------------------------------------------------------------------------------------------------
Revenues                             $          393                 -0-     $          393                 n/a
Interest Income                                 732                 -0-     $          732                 n/a
Net (Loss)                                  (33,517)            (28,210)            (5,307)                 19%
Operating Expenses                          (34,249)             (8,509)           (25,740)                303%
Earnings (Loss) per common share     Less than $.01      Less than $.01          _________           _________
----------------------------------------------------------------------------------------------------------------

For the six months ended June 30, 2005, we had advertising revenues of $393 compared to revenues of $0 during the three months ended June 30, 2004. This increase of $393 was due to the recommencement of our sales activities in January of 2005.

We incurred a net loss of $33,517 for the six months ended June 30, 2005 as compared to a net loss of $28,210 during the six months ended June 30, 2004. The $5,307 or 19% increase in net loss during the six month period ended June 30, 2005 as compared to the same period of last year is primarily attributable to an increase in operating expenses.

Our operating expenses during the six months ended June 30 2005 were $34,249 as compared to $8,509 during the same period of 2004. This increase in operating expenses of $25,740 or 303% was due to an increased accounting and legal fees incurred by the company becoming a full reporting company.

Loss per common share for the six months ended June 30, 2005 was $.01 and was same at same period of the prior fiscal year.

Liquidity and Capital Resources

General

We commenced operations and ceased to be a development stage company as of January 1, 2001. We incurred net losses of $39,819 and $71,297 for the years ended December 31, 2004 and 2003, respectively and a net loss of $16,532 and $12,603 for the three months ended June 30, 2005 and 2004, respectively. We believe that we will be able to generate operating cash flow once our business strategy is fully implemented; however, we will not be able to carry out our business and strategic plans unless we raise substantial amounts of additional capital.

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

As of June 30, 2005 our only internal sources of liquidity consisted of cash in the amount of $65,187. As of such date our current liabilities were $15,835. Management believes that it will require at least $60,000 to satisfy its operating and other expenses over the next twelve months. Existing funds plus operating revenues, therefore, will only be sufficient to satisfy our working capital requirements for the next twelve months. If we are unable to obtain financing from any of the sources mentioned above and we are unable to generate revenues to sustain our business before our cash runs out, then we would have to reduce our operating expenses by delaying, scaling back or eliminating certain of our business strategies as mentioned above.

Cash Flow Analysis

For the quarters ended June 30, 2005 and June 30, 2004, our operating activities used $20,943 and provided $1,757 in cash, respectively. This change in cash flow of $19,186 was a result of the increase in operating loss of $25,740 and increase in cash spending for expenses of $7,600 and a decrease of the non cash depreciation expense of $1,415.

For the quarters ended June 30, 2005 and June 30, 2004, our financing activities provided $0 and $0 of cash, respectively.

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

      o True You expects to derive its revenue principally from advertisements appearing on our website. Revenue is recognized in accordance with Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, which permit revenue recognition when (1) persuasive evidence of an arrangement exists, (2) delivery of the product has occurred and no significant company obligations with regard to services remain, (3) the fee is fixed or determinable, and (4) collectibility is probable.

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

      o True You accounts for website development costs in accordance with the AICPA's Statement of Position ("SOP 98-1"), "Accounting for the Costs of Computer Software Development or Obtained for Internal Use," under which computer software costs that are incurred in the preliminary project stage should be expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of the time spent directly on the project), and interest costs incurred when developing computer software for internal use are capitalized.

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

FINANCIAL RISKS

We have only about $65,187 in cash available to us. This is not sufficient cash to carry out our business plan. In order to effect our business plan we must raise capital or obtain loans. It will be difficult, if not impossible, for us to obtain capital or loans and the terms of any such financings will likely be less favorable than market.

As of June 30, 2005, we had $65,187 in cash in our bank account. We currently anticipate that this cash balance will not be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion. We expect that we will continue to experience negative operating cash flow for the foreseeable future as a result of the need to make significant expenditures on advertising and infrastructure in order to implement our business plan. Accordingly, we will need to raise additional funds in a timely manner in order to fund our anticipated expansion, develop new or enhanced services or products, respond to competitive pressures or acquire complementary products, businesses or technologies.

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

The audit report of our independent auditor for the fiscal year ended December 31, 2004 and 2003 indicates that we have suffered recurring losses from operations and that we have a net capital deficiency that raises substantial doubt about our ability to continue as a going concern. Any amounts invested in True You would be lost if we are unable to continue to operate our business as a going concern. As shown in the financial statements, the accumulated deficit at December 31, 2004 and 2003 amounted to $3,272,505 and $3,234,686 respectively, and we experienced net losses of $37,819 and $71,297 for the year ended December 31, 2004 and 2003, respectively, and net losses of $33,517 and $28,210 for the quarter ended June 30, 2005 and 2004, respectively. We will need additional resources to finance our future operations. The continued existence of True You is principally dependent on its ability to raise this additional capital.

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

CONCENTRATED CONTROL RISKS

Mr. Gelband has the power to make all major decisions regarding True You without the need to get consent from any stockholder or other person. He is also the only person knowledgeable about our business, affairs and history and the loss of his services would likely result in the indefinite cessation of our operations and the complete failure of our current business plan.

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

ITEM 3.           CONTROLS AND PROCEDURES

Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out under the supervision and with the participation of our management, including Alan Gelband, our Chairman, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Gelband concluded that as of June 30, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

DATED:  August 11, 2005

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