Form 10QSB
period 2005-09-30
TRUEYOU.COM
filed 2005-11-10
CIK 1316924

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     (Mark One)
     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2005

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____________ to _____________

                        Commission File Number: 000-51158


                                TRUEYOU.COM, INC.
                                -----------------
        (Exact name of small business issuer as specified in its charter)


            DELAWARE                                    13-4024017
     ------------------------                      --------------------
  (State or other jurisdiction of                (I.R.S. Empl. Ident. No.)
  incorporation or organization)


             750 Third Avenue, Suite 1600, New York, New York 10017
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (212) 688-2808
                    ----------------------------------------
                           (Issuer's telephone number)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The numbers of shares outstanding of each of the issuer's classes of common equity, as of October 19, 2005, are as follows:


           Class of Securities                     Shares Outstanding
       --------------------------               -----------------------
     Common Stock, $0.001 par value                    12,970,515

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TRUEYOU.COM INC.

                                  BALANCE SHEET

                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

Current assets :
     Cash and cash equivalents                                      $    41,961

Other assets, net                                                           964
                                                                    -----------

         Total assets                                               $    42,925
                                                                    ===========

Current liabilities:
     Accounts payable and accrued liabilities                       $    12,231

Stockholders' equity:
         Preferred stock - $.001 par value;
               1,000,000 shares authorized;                             100,000
               issued and outstanding - 2,000
         Common stock - $.001 par value;
               authorized 20,000,000 shares;
               issued and outstanding:
               12,970,515 shares                                         12,970
      Treasury stock                                                         (3)
      Additional paid-in-capital                                      3,243,370
      Deficit                                                        (3,325,643)
                                                                    -----------

         Total stockholders' equity                                      30,694
                                                                    -----------

         Total liabilities and stockholders' equity                 $    42,925
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                                TRUEYOU.COM INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                    Nine Months Ended             Three Months Ended
                                       September 30,                 September 30,
                                       -------------                 -------------
                                    2005           2004           2005           2004
                                    ----           ----           ----           ----
Revenues                        $        491   $         --   $        100   $         --
                                ------------   ------------   ------------   ------------

Operating expenses:
     Professional and
         consulting fees              43,158          9,945         14,651          6,635
     Office and other expenses        11,032          2,082          5,491            827
     Depreciation and
         amortization                    594          5,916             --          1,971
                                ------------   ------------   ------------   ------------

Total operating expenses             (54,784)       (17,943)       (20,142)        (9,433)
                                ------------   ------------   ------------   ------------

    Loss from operations             (54,293)       (17,943)       (20,042)        (2,903)

Interest income                        1,154            162            425            162

Interest expense                          --         19,702             --             --
                                ------------   ------------   ------------   ------------

    Net loss                    $    (53,139)  $    (37,483)  $    (19,617)  $     (9,271)
                                ============   ============   ============   ============

Net loss per share - basic
    and diluted weighted        $          *   $       (.01)  $          *   $          *
                                ============   ============   ============   ============

Average number of shares
    outstanding basic and
    diluted                       12,970,515      4,747,390   $ 12,970,515     12,970,515
                                ============   ============   ============   ============

*Amount is less than $.01

    The accompanying notes are an integral part of the financial statements.

                                TRUEYOU.COM INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Nine Months Ended
                                                                    September 30,
                                                                    -------------
                                                                  2005        2004
                                                               ---------   ---------
Cash flows from operating activities:
     Net loss                                                  $ (53,139)  $ (37,483)
     Adjustment to reconcile net income to net cash
         used in operating activities:
              Depreciation and amortization                          594       5,915
              Accrued interest                                        --      19,702
              Changes in operating assets and liabilities:
              Accounts payable and accrued liabilities             8,376        (600)
              Due to related company                                  --       4,500
                                                               ---------   ---------

                  Net cash (used in) operating activities        (44,169)     (7,966)
                                                               ---------   ---------

Cash flows from financing activities:
     Sale of preferred stocks                                         --     100,000
                                                               ---------   ---------

                  Net cash provided by financing activities           --     100,000
                                                               ---------   ---------

Net (decrease) increase in cash and cash equivalents             (44,169)     92,034

Cash and cash equivalents - beginning of period                   86,130          20
                                                               ---------   ---------

Cash and cash equivalents - end of period                      $  41,961   $  92,054
                                                               =========   =========

    The accompanying notes are an integral part of the financial statements.

                                   TRUEYOU.COM

                        NOTES OF THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   ORGANIZATION AND NATURE OF OPERATIONS

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004.

     TrueYou.com Inc. (the "Company") was organized on September 9, 1998 under the laws of the State of Delaware by its former parent, United Network Technologies Corp. or United Network Technologies. In January 1999, United Network Technologies transferred all 100 shares of its common stock in the Company to United Network Marketing Services, Inc. or United Network Marketing, a wholly-owned subsidiary of United Network Technologies.

     In April 1999, True You effected a 33,300-to-1 stock split and amended its certificate of incorporation to increase its authorized capital stock to 21,000,000, $.001 par value shares including 20,000,000 common shares and 1,000,000 preferred shares. Immediately thereafter, United Network Marketing distributed all 3,330,000 shares of its common stock in the Company to its stockholders rendering the Company a stand alone business.

     The Company is a developer of Web-based, direct-to-direct personal potential and professional development programs designed for businesses. The Company's product offerings, which consist of sales productivity, work-life balance and employee retention programs are designed to be delivered via the Internet or corporate intranet in the form of three to five minute Best Steps Learning Modules. Such products are intended for sale principally to large and middle market companies. The Company's Web site went "live" on the Internet in October 1999.

     GOING CONCERN

     As shown in the financial statements, the accumulated deficit at September
        30, 2005 amounted to $3,325,643 and the Company experienced net losses of $53,139 and $37,483, and $19,167 and $9,271 for the nine and three months ended September 30, 2005 and 2004, respectively. The Company will need additional resources to finance its future operations. It is the current management's intention to support the Company as necessary until the year ends. The continued existence of the Company is principally dependent on its ability to raise additional capital through the year ended December 30, 2005.

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

     REVENUE

     The Company expects to derive its revenue principally from selling advertising on its Web site.

     Revenue is recognized in accordance with Software Revenue Recognition (SOP
          97-2), as amended by SOP 98-9, that permits revenue recognition when
          (1) persuasive evidence of an arrangement exists, (2) delivery of the product has occurred and no significant company obligations with regard to services remain, (3) the fee is fixed or determinable, and
          (4) collectibility is probable.

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

     SIGNIFICANT ESTIMATES

     Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates related to valuation of equipment, Web site development costs, Web site licensed content, accrued liabilities, stock options and the useful lives for amortization and depreciation.

     LOSS PER SHARE

     Basic loss per common share ("LPS") is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

     EQUITY BASED COMPENSATION

     The Company accounts for employee stock options in accordance with Statement of Accounting Standards No. 123-R, "Share-Based Payment." Here, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below the market price on the day of grant.

     SFAS No. 123-R, prescribes the recognition of compensation expense based on the fair value of options on the grant date for either recognition or certain pro forma disclosures.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts payable and accrued liabilities, due to related company and note payable - bank approximate fair value based on the short-term maturity of these instruments.

     IMPAIRMENT OF LONG-LIVED ASSETS

     Pursuant to SFAS No. 144, "Accounting for Impairment or Disposal of
         Long-Lived Assets ("SFAS" 144") the Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At September 30, 2005, the Company believes that there has been no impairment of its long-lived assets.

     WEB SITE DEVELOPMENT COSTS

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

     Capitalized website development costs, which amount to $104,023, have been fully amortized as of September 30, 2005 and 2004.

     WEBSITE CONTENT

     Website content is recorded at cost and is being amortized over its estimated useful lives ranging from three to seven years.

3.   LOSS PER SHARE

     The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:

                                                       Nine Months Ended
                                                          September 30
                                                          ------------
                                                       2005           2004
                                                       ----           ----
     NUMERATOR FOR BASIC AND DILUTED LPS
         Net loss to common stockholders           $    (53,139)  $     (37,483)
                                                   ============   =============

     DENOMINATOR FOR BASIC AND DILUTED LPS
         Weighted average shares of common
              stock outstanding                      12,970,515       4,747,390
                                                   ============   =============

     LPS - Basic and diluted                       $          *   $         .01
                                                   ============   =============

   *Amount is less than $.01

4.   COMPUTER EQUIPMENT

     Computer equipment, at cost, consists of the following:

                                                       September 30,
                                                       -------------
                                                      2005       2004
                                                      ----       ----

          Equipment                                 $ 31,031   $ 31,031
               Less: accumulated depreciation        (31,031)   (29,353)
                                                    --------   --------

          Equipment, net                            $     --   $  1,678
                                                    ========   ========

     Depreciation expense was $518 and $5,840 and $-0- and $1,933 for the nine and three months ended September 30, 2005 and 2004, respectively.

5.   WEB SITE

     Website content consists of the following at:

                                                         September 30,
                                                         -------------
                                                      2005          2004
                                                      ----          ----

         Licensed content                           $ 354,000    $ 354,000
         Reference library                              7,647        7,647
                                                    ---------    ---------
                                                      361,647      361,647

         Less accumulated amortization               (361,647)    (361,647)
                                                    ---------    ---------

                Total                               $      --    $      --
                                                    =========    =========

     Amortization expense was $76 and $76 and $-0- and $38 for the nine months and three months ended September 30, 2005 and 2004, respectively.

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

We intend to expand our presence as a mass market site by building brand awareness. We believe that establishing brand awareness among consumers is instrumental in attracting new visitors to TrueYou.com.

Sources of Supply, Customers and Capital

We do not utilize any raw materials in the operation of our business. Any supplies that we utilize are standard supplies that are readily available from office products companies at competitive rates.

We plan to obtain more visitors to our site by marketing to corporations the benefits of providing their employees with a free subscription by positioning our individual BestSteps as a self-directed, on-line, as needed training tool for all employees. We also hope to work with corporations in order to assess their needs and to shape our programs accordingly and to prepare custom programs to suit particular employee needs. The sales strategy that we plan to use to reach these companies is to partner with organizations that have access to high-level executives in large corporations, although we do not currently have any such partnerships. We also plan to align with companies who sell to corporations and institutions with large internal sales forces and to partner with companies that sell to Fortune 1000 companies Sales, Human Resource and Training Departments.

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

Results of Operations

Income Statement Items

The following table summarizes the results of our operations during the three months and nine months ended September 30, 2005 and 2004 and provides information regarding the dollar and percentage increase or (decrease) from the current fiscal year to the prior fiscal year:

Three Months Ended September 30, 2005 and 2004 (Unaudited)

-----------------------------------------------------------------------------
                                                                  Percentage
                                                      Increase    Increase
Line Item                   9/30/05      9/30/04      (Decrease)  (Decrease)

----------------------------------------------------------------------------
Revenues                           100            0          100         100%
----------------------------------------------------------------------------
Interest Income                    425          162          263         162%
----------------------------------------------------------------------------
Net (Loss)                     (19,617)      (9,271)      10,346         112%
----------------------------------------------------------------------------
Operating Expenses              20,142        9,433       10,709         114%
----------------------------------------------------------------------------
Earnings (Loss) per common     ($0.002)     ($0.001)
share
-----------------------------------------------------------------------------

For the three months ended September 30, 2005, we had advertising revenues of $100 compared to revenues of $0 during the three months ended September 30, 2004. This increase of $100 was due to the recommencement of our sales activities in August of 2005.

We incurred a net loss of $(19,617) for the three months ended September 30, 2005 as compared to a net loss of $(9,271) during the three months ended September 30, 2004. The $10,346 increase in net loss during the three month period ended September 30, 2005 as compared to the same period of last year is primarily attributable to an increase in operating expenses.

Our operating expenses during the three months ended September 30 2005 were $20,142 as compared to $9,271 during the same period of 2004. This decrease in operating expenses of $10,709 was due to increased accounting and legal fees incurred by the company becoming a full reporting company.

Loss per common share for the three months ended September 30, 2005 was less than $0.01 and was same at same period of the prior fiscal year.

Nine Months Ended September 30, 2005 and 2004 (Unaudited)

-------------------------------------------------------------------------------
                                                                    Percentage
                                                        Increase    Increase
Line Item                     9/30/05      9/30/04      (Decrease)  (Decrease)

------------------------------------------------------------------------------
Revenues                             491            0          491         100%
------------------------------------------------------------------------------
Interest Income                    1,154          162          992         612%
------------------------------------------------------------------------------
Net (Loss)                       (53,139)     (37,482)      15,657          42%
------------------------------------------------------------------------------
Operating Expenses                54,784       37,645       17,139          45%
------------------------------------------------------------------------------
Earnings (Loss) per common     Less than    Less than
share                          ($0.01)      ($0.01)
-------------------------------------------------------------------------------

For the nine months ended September 30, 2005, we had advertising revenues of $491 compared to revenues of $0 during the nine months ended September 30, 2004. This increase of $491 was due to the recommencement of our sales activities during of 2005.

We incurred a net loss of $(53,139) for the nine months ended September 30, 2005 as compared to a net loss of $(37,482) during the nine months ended September 30, 2004. The 15,657 increase in net loss during the nine month period ended September 30, 2005 as compared to the same period of last year is primarily attributable to an increase in operating expenses.

Our operating expenses during the nine months ended September 30 2005 were $54,784 as compared to $37,645 during the same period of 2004. This increase in operating expenses of $17,139 was due to increased accounting and legal fees incurred by the company becoming a full reporting company.

Loss per common share for the nine months ended September 30, 2005 was less than $0.01 and was about the same at same period of the prior fiscal year.

Potential Material Acquisition

In September 2005 we entered into a non-binding letter of intent relating to a potential acquisition of a company that is in the business of providing cosmetic surgery, cosmetic dentistry, cosmetic dermatology and salon and spa services together under a single brand. Negotiations are ongoing and no definitive agreements or other documents have been signed. No assurance can be given that the acquisition will be consummated. The terms of the acquisition, if consummated, would involve a change of control of the Company.

Liquidity and Capital Resources

General

We commenced operations and ceased to be a development stage company as of January 1, 2001. We incurred net losses of $39,819 and $71,297 for the years ended December 31, 2004 and 2003, respectively and a net loss of $53,139 and $37,482 for the nine months ended September 30, 2005 and 2004, respectively. We believe that we will be able to generate operating cash flow once our business strategy is fully implemented; however, we will not be able to carry out our business and strategic plans unless we raise substantial amounts of additional capital.

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

As of September 30, 2005 our only internal sources of liquidity consisted of cash in the amount of $41,961. As of such date our current liabilities were $12,231. Management believes that it will require at least $60,000 to satisfy its operating and other expenses over the next twelve months. Existing funds plus operating revenues, therefore, will only be sufficient to satisfy our working capital requirements for the next twelve months. If we are unable to obtain financing from any of the sources mentioned above and we are unable to generate revenues to sustain our business before our cash runs out, then we would have to reduce our operating expenses by delaying, scaling back or eliminating certain of our business strategies as mentioned above.

Cash Flow Analysis

For the quarters ended September 30, 2005 and September 30, 2004, our operating activities used $19,622 and used $9,272 in cash, respectively. This change in cash flow of $10,350 was a result of an increase in operating expenses. For the nine month period ended September 30, 2005 and September 30, 2004, our operating activities used $44,169 and $7,966 in cash, respectively. Again, the change in cash flow of $33,819 was due to an increase in operating expenses.

For the quarters ended September 30, 2005 and September 30, 2004, our financing activities provided $0 and $100,000 of cash, respectively. For the nine month period ended September 30, 2005 and September 30, 2004, our financing activities provided $0 and $100,000, respectively.

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

FINANCIAL RISKS

We have only about $41,961 in cash available to us. This is not sufficient cash to carry out our business plan. In order to effect our business plan we must raise capital or obtain loans. It will be difficult, if not impossible, for us to obtain capital or loans and the terms of any such financings will likely be less favorable than market.

As of September 30, 2005, we had $41,961 in cash in our bank account. We currently anticipate that this cash balance will not be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion. We expect that we will continue to experience negative operating cash flow for the foreseeable future as a result of the need to make significant expenditures on advertising and infrastructure in order to implement our business plan. Accordingly, we will need to raise additional funds in a timely manner in order to fund our anticipated expansion, develop new or enhanced services or products, respond to competitive pressures or acquire complementary products, businesses or technologies.

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

The audit report of our independent auditor for the fiscal year ended December 31, 2004 and 2003 indicates that we have suffered recurring losses from operations and that we have a net capital deficiency that raises substantial doubt about our ability to continue as a going concern. Any amounts invested in True You would be lost if we are unable to continue to operate our business as a going concern. As shown in the financial statements, the accumulated deficit at December 31, 2004 and 2003 amounted to $3,272,505 and $3,234,686 respectively, and we experienced net losses of $37,819 and $71,297 for the year ended December 31, 2004 and 2003, respectively, and net losses of $(53,139) and $(37,483) for the nine month period ended September 30, 2005 and 2004, respectively. We will need additional resources to finance our future operations. The continued existence of True You is principally dependent on its ability to raise this additional capital.

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

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out under the supervision and with the participation of our management, including Alan Gelband, our Chairman, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Gelband concluded that as of September 30, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

DATED: November 10, 2005

                                TRUEYOU.COM, INC.


          By: /s/ Alan Gelband
          -----------------------------
          Name:  Alan Gelband
          Title: Chief Executive Officer, Chairman of the Board of
                 Directors and Treasurer

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