Form 10-Q
period 2005-12-31
TRUEYOU.COM
filed 2006-02-21
CIK 1316924

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2005
                                     -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

                        Commission file number 000-51158

                                TRUEYOU.COM, INC.
                                -----------------
             (Exact name of Registrant as Specified in Its Charter)

           Delaware                                       13-4024017
---------------------------------------------- ---------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)
---------------------------------------------- ---------------------------------

       Building No. 501, Fifth Floor, 7 Corporate Park, Norwalk, CT 06851
       ------------------------------------------------------------------
             (Address of Principal Executive Offices with Zip Code)

        Registrant's Telephone Number Including Area Code: (203) 295-2121

             501 Madison Avenue, Suite 407, New York, New York 10022
             -------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X___

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X___

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock, par value $0.001 per share, outstanding as of February 17, 2006 was 14,995,513.

                                TRUEYOU.COM, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2005
                                TABLE OF CONTENTS



PART I            FINANCIAL INFORMATION                                        3

  Item 1.      Financial Statements                                            3

     Condensed Consolidated Balance Sheets as of December 31, 2005
         (unaudited) and June 30, 2005 (restated)                              3

     Condensed Consolidated  Statements of Operations for the three months and six months ended December 31, 2005 and December
         31, 2004 (unaudited)                                                  5

     Condensed Consolidated Statements of Shareholders' Deficit for
         the six months ended December 31, 2005 (unaudited)                    6

     Condensed  Consolidated  Statements  of Cash Flows for the six
         months  ended  December  31,  2005 and  December  31, 2004
         (unaudited)                                                           6

     Notes to Condensed Consolidated Financial Statements                     17

  Item 2.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations.                                    16

  Item 3.      Quantitative and Qualitative Disclosure About Market Risk.     31

  Item 4.      Controls and Procedures                                        31

PART II           OTHER INFORMATION                                           33

  Item 6.      Exhibits                                                       33

SIGNATURES                                                                    34

EXHIBIT INDEX                                                                 35

PART I        FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                    TRUEYOU.COM, INC.
                                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                    AS OF
----------------------------------------------------------------------------------- ------------------- ------------------
                                                                                       DECEMBER 31,         JUNE 30,
                                                                                    ------------------- ------------------
IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS                                           2005               2005
                                                                                       (Unaudited)        (As Restated)
----------------------------------------------------------------------------------- ------------------- ------------------
ASSETS:
    CURRENT ASSETS:
    Cash and cash equivalents                                                       $          13,573   $             173
    Restricted cash, current portion                                                            2,270               1,228
    Inventories                                                                                 2,532               1,977
    Other current assets                                                                        1,387                 704
                                                                                    ------------------- ------------------
          TOTAL CURRENT ASSETS                                                                 19,762               4,082

    Property and equipment, net                                                                 8,385               6,561
    Other assets                                                                                  505                 392
    Deferred financing costs, net                                                                 329                 330
    Restricted cash, non-current portion                                                            -                 369
    Goodwill                                                                                   18,072              18,072
    Other intangibles, net                                                                      5,897               7,115
                                                                                    ------------------- ------------------
          TOTAL ASSETS                                                              $          52,950   $          36,921
                                                                                    =================== ==================

LIABILITIES AND SHAREHOLDERS' DEFICIT:

LIABILITIES:
    CURRENT LIABILITIES:
    Cash overdraft                                                                  $               -   $             163
    Accounts payable                                                                            3,475               3,632
    Accrued expenses and other current liabilities                                              9,120               9,914
    Deferred revenue                                                                            9,336               8,882
    Current portion of long term debt                                                               -                 744
                                                                                    ------------------- ------------------
          TOTAL CURRENT LIABILITIES                                                            21,931              23,335
    Senior debt (net of debt discount of $1.009 million and $1.164 million as of
      December 31, 2005 and June 30, 2005, respectively)                                        8,991               8,836
    KAAI senior subordinated debt (net of debt discount $1.234 million as of June
      30, 2005)                                                                                     -              12,066
    Other long term debt (net of current portion)                                               1,000               7,061
    Convertible securities                                                                     64,882                   -
    Other long term liabilities                                                                 9,384               9,780
                                                                                    ------------------- ------------------
          TOTAL LIABILITIES                                                                   106,188              61,078
                                                                                    ------------------- ------------------

SHAREHOLDERS' DEFICIT:
    KAAI Preferred stock,  series A, cumulative,  convertible,  redeemable,  par value $.001,  authorized  20,000 shares as of December 31, 2005 and June 30,
      2005;  issued and  outstanding  0 and 7,950 as of December 31, 2005 and June
      30, 2005, respectively                                                                        -               2,130



                                                                                                    AS OF
----------------------------------------------------------------------------------- ------------------- ------------------
                                                                                       DECEMBER 31,         JUNE 30,
                                                                                    ------------------- ------------------
IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS                                           2005               2005
                                                                                       (Unaudited)        (As Restated)
----------------------------------------------------------------------------------- ------------------- ------------------
    KAAI Preferred  stock,  series B, cumulative,  redeemable,  par value $.001, authorized  600,000 shares as of December 31, 2005 and June 30, 2005; issued and  outstanding  0 and 1,900  shares as of  December  31, 2005 and June 30,
      2005, respectively                                                                            -                 965
    KAAI Preferred  stock,  series C, cumulative,  redeemable,  par value $.001, authorized  20,000 shares as of December 31, 2005 and June 30, 2005;  issued and  outstanding  0 and 1,300  shares as of  December  31, 2005 and June 30,
      2005, respectively                                                                            -                 350
    KAAI Preferred  stock,  series D, cumulative,  redeemable,  par value $.001, authorized  8,200 shares as of December  31, 2005 and June 30, 2005;  issued and outstanding 0 and 8,200 shares as of December 31, 2005 and June 30, 2005
      respectively                                                                                  -               8,146
    KAAI Preferred stock, series E, preferred stock, par value $.001, authorized
      500 shares as of December 31, 2005 and June 30, 2005; issued and outstanding
      500 shares a of December 31, 2005 and June 30, 2005                                           -                 135
      KAAI common stock, par value $.01, authorized 70,000,000 ; issued and
      outstanding  9,268,609 shares, as of  June 30, 2005                                           -                  93
    TrueYou Common stock, par value $0.001,  authorized  20,000,000;  issued and outstanding 14,995,513 and 12,970,515, as of December 31, 2005 and June 30,
      2005, respectively                                                                           15                   -
    Additional paid-in capital                                                                  4,288               3,765
    Accumulated deficit                                                                       (57,541)            (39,741)
                                                                                    ------------------- ------------------

    Total shareholders' deficit                                                               (53,238)            (24,157)
                                                                                    ------------------- ------------------

    Total liabilities and shareholders' deficit                                     $          52,950   $          36,921
                                                                                    =================== ==================

The accompanying notes are an integral part of the consolidated financial statements


                                TRUEYOU.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED                   THREE MONTHS ENDED
IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS           DECEMBER 31,     DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
------------------------------------------------           ------------     ------------      ------------      ------------
                                                               2005             2004              2005              2004
REVENUES:
   Service                                               $       11,954    $       12,190   $        6,091    $        6,557
   Retail                                                         3,364             3,847            1,462             1,773
                                                         ---------------   ---------------  ---------------   ---------------
TOTAL REVENUE                                                    15,318            16,037            7,553             8,330
COST OF REVENUE:
   Service                                                        6,860             6,940            3,472             3,517
   Retail                                                         1,360             1,426              572               683
                                                         ---------------   ---------------  ---------------   ---------------
TOTAL COST OF REVENUE                                             8,220             8,366            4,044             4,200

GROSS MARGIN                                                      7,098             7,671            3,509             4,130

Selling, general and administrative expenses                     16,798            14,176            9,693             7,755
Depreciation and amortization                                     2,268             1,818            1,159               947
                                                         ---------------   ---------------  ---------------   ---------------
TOTAL OPERATING EXPENSES                                         19,066            15,994           10,852             8,702

Operating loss                                                  (11,968)           (8,323)          (7,343)           (4,572)
Interest expense, net                                             2,999             1,910            1,995               983
                                                         ---------------   ---------------  ---------------   ---------------
Loss before income tax provision                                (14,967)          (10,233)          (9,338)           (5,555)

Income tax provision (benefit)                                        -                 -                -                 -
------------------------------------------------         ---------------   ---------------  ---------------   ---------------

NET LOSS                                                        (14,967)          (10,233)          (9,338)           (5,555)

Dividends on preferred stock                                        362               647             (101)              376
------------------------------------------------         ---------------   ---------------  ---------------   ---------------

Net loss applicable to common shareholders               $      (15,329)   $      (10,880)  $       (9,237)   $       (5,931)
================================================         ===============   ===============  ===============   ===============


Basic and diluted loss per common share:                 $        (1.02)   $        (1.17)  $        (0.62)   $        (0.64)
================================================         ===============   ===============  ===============   ===============

Weighted average common shares outstanding,
  basic and diluted                                          14,995,513         9,268,609       14,995,513         9,268,609
================================================         ===============   ===============  ===============   ===============

  The accompanying notes are an integral part of the consolidated financial statements


                                TRUEYOU.COM, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                                   (unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                ADDITIONAL
                                                     PREFERRED STOCK          COMMON STOCK         PAID     ACCUMULATED
IN THOUSANDS, EXCEPT SHARE AMOUNTS                 SHARES      AMOUNT      SHARES      AMOUNT   IN CAPITAL    DEFICIT       TOTAL
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2005 (AS RESTATED)              19,796      11,726   9,268,609  $     93  $   3,765   $   (39,741)   $  (24,157)
------------------------------------------------------------------------------------------------------------------------------------

Issuance of KAAI series G preferred stock           10,775   $  10,775                                                   $   10,775
Issuance of KAAI series H preferred stock            5,000       5,000                                                        5,000
Dividends Declared                                                                                 (463)                       (463)
Issuance costs related to KAAI series G
  preferred stock (allocated) $500k                                                                (340)                       (340)
Issuance costs related to KAAI series H
  preferred stock (allocated) $500k                                                                (160)                       (160)
Issuance costs related to KAAI series G
  preferred stock (allocated) $268k                                                                (182)                       (182)
Issuance costs related to KAAI series H
  preferred stock (allocated) $268k                                                                 (86)                        (86)
Issuance costs related to KAAI series G
  preferred stock                                                                                  (195)                       (195)
Beneficial Conversion associated with KAAI
  series G preferred stock                                                                        1,073        (1,073)            -
Beneficial Conversion associated with KAAI
  series H preferred stock                                                                          463          (463)            -
Warrant attributed to KAAI series G preferred
  stock                                                         (1,073)                           1,073
Warrant attributed to KAAI series H preferred
  stock                                                           (462)                             462
Reversal of June prior period adjustment                             -
Net loss for 3 months ended Oct 1, 2005                                                                        (5,732)       (5,732)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT OCTOBER 1, 2005 (AS RESTATED)            35,571   $  25,966   9,268,609  $     93  $   5,410   $   (47,009)   $  (15,541)
------------------------------------------------------------------------------------------------------------------------------------

Exchange of KAAI Series A preferred stock for
  TrueYou Series B Preferred Stock                  (7,950)     (2,130)                                                      (2,130)
Exchange of KAAI Series B preferred stock for
  TrueYou Series B Preferred Stock                  (1,900)       (965)                                                        (965)
Exchange of KAAI Series C preferred stock for
  TrueYou Series B Preferred Stock                  (1,300)       (350)                                                        (350)
Exchange of KAAI Series D preferred stock for
  TrueYou Series B Preferred Stock                  (8,146)     (8,146)                                                      (8,146)
Exchange of KAAI Series G preferred stock for
  TrueYou series C Preferred Stock                 (10,775)     (9,702)                                                      (9,702)
Exchange of KAAI Series H preferred stock for
  TrueYou series C Preferred Stock                  (5,000)     (4,538)                                                      (4,538)
Elimination of KAAI Series E preferred stock          (500)       (135)                            135                            -
Beneficial Conversion associated with TrueYou
  Series D Preferred Stock                                                                         1295        (1,295)            -
Exchange  of KAAI common stock for TrueYou
  series B Preferred Stock                                              (9,268,609)      (93)                                   (93)
Recognition of Common Stock of TrueYou                                  14,995,513        15                                     15
Elimination of TrueYou accumulated deficit                                                        3,348                       3,348
Reclassification of TrueYou additional paid in
  capital                                                                                        (3,323)                     (3,323)
Issuance costs related to TrueYou Series D
  Preferred Stock                                                                                  (257)                       (257)
Stock based compensation expense                                                                    150                         150
Warrant attributed to TrueYou Series D Preferred
  Stock                                                                                           1,295                       1,295
Classification of KAAI series B warrants as
  liabilities                                                                                      (935)                       (935)
Classification of KAAI series G warrants as
  liabilities                                                                                    (1,073)                     (1,073)
Classification of KAAI series H warrants as
  liabilities                                                                                      (462)                       (462)
Classification of KAAI series D warrants as
  liabilities                                                                                    (1,295)                     (1,295)
Forfeiture of dividends net of dividends accrued                                                                  101           101
Net loss for the three months ended 12/31/05                                                                   (9,338)       (9,338)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2005                             -   $       -  14,995,513  $     15  $   4,288   $   (57,541)   $  (53,238)
------------------------------------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of the consolidated financial statements

                                TRUEYOU.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                          SIX MONTHS ENDED
----------------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                      DECEMBER 31,        DECEMBER 31,
                                                                                      2005                2004
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
    Net loss                                                                    $(14,967)          $(10,232)
    Adjustments to reconcile net loss to net cash used
      in operating activities:
    Depreciation and amortization                                                  2,268                845
    Stock based compensation expense                                                 150                  -
    Non-cash interest expense                                                      1,389                  9
CHANGES IN OPERATING ASSETS AND LIABILITIES:
    Inventories                                                                     (558)              (407)
    Other current assets                                                            (641)              (542)
    Other assets                                                                    (113)              (637)
    Accounts payable                                                                (158)             1,176
    Accrued expenses                                                                 379              3,838
    Deferred revenue                                                                 454                897
-------------------------------------------------------------------------------------------------------------
        NET CASH USED IN OPERATING ACTIVITIES                                    (11,797)            (5,053)
-------------------------------------------------------------------------------------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
    Capital expenditures                                                          (2,837)              (890)
    Purchase of intangible asset                                                     (38)                23
-------------------------------------------------------------------------------------------------------------
        NET CASH USED IN INVESTING ACTIVITIES                                     (2,875)              (867)
-------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Cash overdraft                                                                  (163)                 -
    Restricted cash                                                                 (673)               304
    Proceeds of Issuance of long term debt net of deferred financing costs             -               (247)
    Proceeds of issuance of debt                                                       -              1,010
    Other long-term liabilities                                                     (370)                 -
    Proceeds of issuance of TrueYou Series D Preferred Stock                      15,221                  -
    Proceeds of issuance of KAAI Series G preferred stock                         10,203                  -
    Repayment of Sellers Note                                                       (900)                 -
    Proceeds of issuance of KAAI Series F preferred stock                          4,754                  -
-------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                 28,072              1,067
-------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                  13,400             (4,853)
Cash and cash equivalents - beginning of period                                      173              6,689
Cash and cash equivalents - end of period                                       $ 13,573              1,836
SUPPLEMENTAL CASH FLOW INFORMATION
    NON-CASH FINANCING ACTIVITIES:
      Preferred stock dividends, net of preferred stock forfeitures             $    365           $    700
      Reclassification of preferred stock into convertible securities           $ 11,726           $      -
      Beneficial conversion feature on preferred stock                          $  2,830           $      -
      Exchange of KAAI Common Stock for TrueYou Series B Preferred Stock        $     93           $      -
      Exchange of KAAI accrued dividends for TrueYou Series B Preferred Stock   $    464           $      -
      Exchange of KAAI long term debt for TrueYou Series B Preferred Stock      $ 19,205           $      -
      Exchange of KAAI accrued interest for  TrueYou Series B Preferred Stock   $  1,598           $      -
      Classification of KAAI warrants issued with KAAI preferred stock as       $  3,765           $      -
        liabilities

  The accompanying notes are an integral part of the consolidated financial statements

                                TRUEYOU.COM, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Unless otherwise indicated: references to "TrueYou" refer to TrueYou.Com, Inc.; references to "KAAI" refer to Klinger Advanced Aesthetics, Inc. and its consolidated subsidiaries; references to the "Company," "we," "our," and "us" refer to TrueYou.Com, Inc. and its consolidated subsidiaries (including KAAI); and the terms "fiscal quarter" and "three months" in this Quarterly Report on Form 10-Q refer to the quarter ended December 31, 2005.

1.       BUSINESS AND BASIS OF PRESENTATION

         We offer both cosmetic services and medical procedures to customers under one delivery system and bring cosmetic surgery, cosmetic dentistry and dermatology, and salon and spa services together under a single brand, giving clients access to top service providers, unique treatments and predictable results in a state of the art environment. We co-brand our trade name with the trade names of the salons and spas that we acquired. Our salons and spas share certain corporate resources such as senior management and administrative services. As of December 31, 2005 the Company had 576 employees.

         KAAI is the operating subsidiary of TrueYou. The consolidated financial statements presented herein pertain to the Company and its subsidiaries
(including KAAI) on a consolidated basis and all significant intercompany accounts and transactions have been eliminated in consolidation.

         The accompanying consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation and should be read in conjunction with KAAI's audited consolidated financial statements and related footnotes thereto for the fiscal year ended June 30, 2005 included in the Company's Current Report on Form 8-K/A, filed with the Commission on February 21, 2006.

         The consolidated balance sheet of the Company as of June 30, 2005 was derived from audited consolidated financial statements. The consolidated financial statements presented in this quarterly report are unaudited but include all adjustments that are of a normal recurring nature that management considers necessary for the fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of results for the full fiscal year.

Share Exchange Agreement:

         On December 20, 2005, the Company entered into a Share Exchange Agreement (the "Share Exchange Agreement") with KAAI and securityholders of KAAI (the "KAAI Securityholders") pursuant to which KAAI Securityholders received newly issued securities of TrueYou in exchange for their securities of KAAI.

         KAAI was formed under the name Advanced Aesthetics, Inc. in 2003 by principals of Kidd & Company, LLC ("KCO"), a Greenwich, Connecticut based principal investment firm. On January 9, 2006, Advanced Aesthetics, Inc. changed its name to Klinger Advanced Aesthetics, Inc.

Revenue Recognition:

         The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104 (SAB 104 "Revenue Recognition") at the time the customer either receives services or takes possession of merchandise and pays for such service or merchandise with cash, check, gift card or a credit card.

         When the Company receives payment from customers before the services have been performed or the customer has taken possession of the merchandise, which principally relates to the sale of gift cards, the amount received is recorded as deferred revenue on the Company's consolidated balance sheet. The liability remains on the balance sheet until the earlier of redemption, escheatment or 36 months. It is the Company's and its predecessors' historical experience that the likelihood of redemption after 36 months is remote. After 36 months, 80% of the remaining liability is relieved and recognized as revenue. After 48 months, an additional 10% of the remaining liability is relieved and recognized as revenue. After 60 months, the last 10% of the remaining liability is relieved and recognized as revenue. For the six month periods ended December 31, 2005 and 2004, the Company included $0.4 million and $0.0, respectively, in income related to unredeemed gift cards.

Cost of Revenue:

         Cost of sales for services include salaries associated with employees that are directly related to providing various services to clients. These services include hair cuts, hair coloring, facials, medical procedures, waxing, massages, pedicures and manicures. In addition, the cost of products utilized as part of the service is also included in cost of revenues.

         Product costs are determined by utilizing the cost that the product was acquired for from various vendors and manufacturers on a first-in first-out
(FIFO) basis. Significant changes in product costs, product pricing, revenue mix, shrinkage and vendor allowances and rebates could have a material impact on our gross margin.

Property & Equipment:

         Property and equipment are carried at cost, less accumulated depreciation and amortization. Property, equipment and improvements to leased premises are depreciated using the straight-line method over the estimated useful lives of the assets or when applicable, the term of the lease, whichever is shorter. Estimated useful lives generally range from 5 to 15 years for leasehold improvements and 3 to 7 years for fixtures and equipment. Repair and maintenance expenses, which do not improve or extend the life of the respective assets, are charged directly to expense as incurred. The Company maintains a policy to capitalize all property and equipment purchases in excess of $1,000. The assets and related depreciation and amortization accounts are adjusted for property retirements and disposals with the resulting gain or loss included in operations. Fully depreciated assets remain in the accounts until retired from service.

         The Company capitalizes both internal and external costs of developing or obtaining computer software for internal use. Costs incurred to develop internal-use software during the application development stage are capitalized, while data conversion, training and maintenance costs associated with internal-use software are expensed as incurred. Amortization expense related to capitalized software is determined based on an estimated useful life of five or seven years.

Goodwill:

         Goodwill is tested for impairment annually or more frequently in accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Fair values are estimated based on the Company's best estimate of the expected present value of future cash flows and compared with the corresponding carrying value of the reporting unit, including goodwill. The Company considers its facilities to be reporting units when it tests for goodwill impairment because that is where the Company believes goodwill naturally resides. The Company tested for goodwill at June 30, 2005 and determined that the estimated fair value of the reporting units exceeded their carrying amounts, indicating no impairment of goodwill. A similar review will be conducted annually in June, or more frequently if indicators of potential impairment exist.

         The Company's impairment review process is based on a discounted future cash flow approach that uses estimates of revenues for the reporting units, driven by assumed growth rates, estimated future gross margin and expense rates, as well as acquisition integration and maturation, and appropriate discount rates. These estimates are consistent with the plans and estimates that are used to manage the underlying businesses. Charges for impairment of goodwill for a reporting unit may be incurred in the future if the reporting unit fails to achieve its assumed revenue growth rates or assumed gross margin, or if interest rates increase significantly.

Recently Issued Accounting Pronouncements:

         In October 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") 13-1, "Accounting for Rental Costs Incurred during the Construction Period." FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP 13-1 becomes effective for the first reporting period beginning after December 15, 2005. KAAI is assessing the impact of the adoption of FSP 13-1 on the Company's consolidated financial statements commencing in the quarter ending March 31, 2006.

         In June 2005, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination." EITF 05-6 requires leasehold improvements purchased after the beginning of the initial lease term to be amortized over the shorter of the assets' useful life or a term that includes the original lease term plus any renewals that are reasonably assured at the date the leasehold improvements are purchased. This guidance was effective for reporting periods beginning after June 29, 2005. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

2.       SHAREHOLDERS DEFICIT

         On December 20, 2005, TrueYou consummated the Share Exchange Agreement with KAAI and the KAAI Securityholders. Under the terms of the Share Exchange Agreement, TrueYou issued to the KAAI Securityholders: (i) 27,926.4689 newly issued shares of Series B Convertible Preferred Stock, par value $0.001 per share (the "Series B Preferred Stock"), each of which is convertible into 10,000 shares of TrueYou's Common Stock, par value $0.001 per share ("Common Stock"),
(ii) 8,452.0222 newly issued shares of Series C Convertible Preferred Stock, par value $0.001 per share (the "Series C Preferred Stock"), each of which is convertible into 10,000 shares of Common Stock and (iii) newly issued warrants to purchase 3,969.0363 shares of Series B Preferred Stock.

         Under the terms of the Share Exchange Agreement, the outstanding shares of series A preferred stock, series B preferred stock, series C preferred stock and series D preferred stock of KAAI, the outstanding senior subordinated debt, other long term debt, accrued interest on the other long term debt and certain accrued dividends, which immediately prior to the consummation of the Share Exchange Agreement were converted into KAAI's common stock, were exchanged for Series B Preferred Stock of the Company. The outstanding shares of series G preferred stock and series H preferred stock of KAAI were exchanged for Series C Preferred Stock of the Company.

         The following table reflects the amounts of KAAI securities that were converted into common stock of KAAI and subsequently exchanged for securities of the Company under the Share Exchange Agreement:

(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------------------------------
Securities exchanged for Series B Convertible Preferred Stock of the Company
       Note payable, Kidd & Company                                                    $        5,905
       Accrued Interest on note payable                                                         1,598
       Senior subordinated debt (gross)                                                        13,300
       KAAI Common Stock                                                                           93
       KAAI series A convertible preferred stock                                                2,130
       KAAI series B convertible preferred stock                                                  965
       KAAI series C convertible preferred stock                                                  350
       KAAI series D convertible preferred stock                                                8,146
       Accrued preferred dividends on KAAI preferred stock                                        464
--------------------------------------------------------------------------------------------------------
Subtotal of securities exchanged for Series B Preferred Stock of the Company           $       32,951
--------------------------------------------------------------------------------------------------------

Securities exchanged for Series C Preferred Stock of the Company
       KAAI series G redeemable convertible preferred stock                            $        9,702
       KAAI series H redeemable convertible preferred stock                                     4,538
--------------------------------------------------------------------------------------------------------
Total securities exchanged for Series C Preferred Stock of the Company                 $       14,240
--------------------------------------------------------------------------------------------------------

         On December 22, 2005, affiliates of North Sound Capital LLC and Valesco Capital Management LP invested $15.3 million in exchange for 1,530 newly issued shares of our Series D Convertible Preferred Stock, par value $0.001 per share (the "Series D Preferred Stock" and together with the Series B Preferred Stock and the Series C Preferred Stock, the "Preferred Stock"). Issuance costs associated with the round of financing amounted to approximately $0.4 million. The Company also issued warrants to purchase shares of Series B Preferred Stock with the Series D Preferred Stock, which were valued using the Black Scholes option pricing model using the following assumptions: risk free rate of return - 4.36; term - 5 years; volatility - 30%; dividend yield - 0.0%. The value ascribed to the warrant was $1,295 and was recorded as a reduction to the Preferred Stock. As a result of the value being allocated to the warrants, a beneficial conversion feature resulted on the Series D Preferred Stock. This additional amount to Series D Preferred Stock shareholding, amounting to $1,295, was recorded as an increase in additional paid in capital and an increase in accumulated deficit.

         The shares of Series B Preferred Stock will automatically convert into Common Stock after the Company amends it Certificate of Incorporation in order to increase the number of shares of Common Stock it is authorized to issue. Subject to certain restrictions, the shares of Series C Preferred Stock and Series D Preferred Stock will automatically convert into Common Stock upon the consummation of an underwritten public offering with gross proceeds to us of not less than $30 million.

         Since the Company does not have sufficient number of authorized shares of Common Stock to allow for the conversion of the Preferred Stock into Common Stock or the exercise of warrants for Series

B Preferred Stock that may ultimately be converted into Common Stock, in accordance with EITF 00-19, the Company has reclassified these instruments to liabilities.

         As a result of value being allocated to the warrants, a beneficial conversion feature resulted on the new Series D Preferred Stock. This additional yield to Series D Preferred Stock shareholders amounting to $1,295 was recorded as an increase to additional paid in capital and an increase to accumulated deficit.

         The following table shows the effect of reclassifying the Preferred Stock and warrants:

(AMOUNTS IN THOUSANDS)
Series B Preferred Stock of the Company                    $     32,951
Series C Preferred Stock of the Company                          14,240
Series D Preferred Stock of the Company                          13,926

Warrants to purchase Series B Preferred Stock issued to
the holders of Series B Preferred Stock                             935
Warrants to purchase Series B Preferred Stock issued to
the holders of Series C Preferred Stock                           1,535
Warrants to purchase Series B Preferred Stock issued to
the holders of Series D Preferred Stock                           1,295
                                                           --------------

   Amount reclassified to convertible securities in the
   liabilities section of the balance sheet                $     64,882
                                                           --------------

         The rights and preferences of the new Preferred Stock are as follows:

Dividends:
----------

         The holders of Series B Preferred Stock have rights to receive dividends out of funds legally available when and as declared by the board of directors and are non-cumulative. The holders of the Series C Preferred Stock have the right to receive out of funds legally available cumulative dividends at a rate of 4% of the original issue price plus any accrued but unpaid dividends, whether or not declared by the Board of Directors. Upon conversion of the Series C Preferred Stock to Common Stock, each holder is entitled to receive payment of the accrued dividends, however, no payment may be made to holders of the Series C Preferred Stock unless dividends accrued on the Series D Preferred Stock are paid. The holders of the Series D Preferred Stock are entitled to receive out of funds legally available cumulative dividends at a rate equal to 4% of the liquidation preference of Series D Preferred Stock. Dividends on Series D Preferred Stock are to be payable out of legally available funds in cash or shares of Common Stock on a semi annual basis on June 30 and December 31, commencing on June 30, 2006.

         In the event that the Company declares or pays dividends on the Common Stock, the Company must also declare or pay dividends on the Series B Preferred Stock in an amount equal to the dividends which would have been declared and paid with respect to the Common Stock issuable upon conversion of the Series B Preferred Stock had all of the outstanding Series B Preferred Stock been converted immediately prior to the record date for such dividend.

Voting:
-------

         Each class of Preferred Stock may vote on certain matters as a class as defined in the Company's Certificate of Incorporation. The Preferred Stock votes with the Common Stock as a class on an as-converted to Common Stock basis. In addition, the number of shares of our Series D Preferred Stock that shall be entitled to such voting rights is limited to the extent necessary to ensure that, following such conversion, the number of shares of our Common Stock then beneficially owned by each holder and any holder and any other persons or entities whose beneficial ownership of common stock would be aggregated with the holder's for purposes of the Securities and Exchange Act of 1934, as amended, does not exceed 4.99% of the total number of shares of our Common Stock then outstanding. Consent of the holders of at least 75% of the outstanding Series D Preferred Stock and more than 50% of the outstanding Series C Preferred Stock is required for the Company to take certain actions which could adversely affect the rights of the holders of the Series D Preferred Stock and Series C Preferred Stock, respectively.

Liquidation preference:
-----------------------

         In the event of the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series C Preferred Stock and Series D Preferred Stock are entitled to receive amounts in preference to the Series B Preferred Stock and Common Stock equal to $1,916.62 and $10,000, per share, respectively, plus any dividends accrued thereon. In addition, after the preference payments are made to the holders of Series C Preferred Stock and Series D Preferred Stock, if there are remaining assets of the Company legally available for distribution, the holders of the Series C Preferred Stock and Series D Preferred Stock are entitled to receive a pro-rata portion pari passu with the Series B Preferred Stock and Common Shareholders.

Conversion:
-----------

         Upon the amendment of our Certificate of Incorporation to increase the number of shares of our Common Stock (the "Authorized Shares Increase"), each share of Series B Preferred Stock will convert into 10,000 shares of Common Stock, subject to adjustment for stock split and other events.

         Each share of Series C Preferred Stock is convertible at the option of the holder thereof, at such time as we shall have effected the Authorized Share Increase, into 10,000 shares of Common Stock, subject to adjustment for stock split and other events. Each share of Series D Preferred Stock is convertible at the option of the holder thereof, at any time following such time as we shall have effected the Authorized Share Increase, into approximately 52,175 shares of Common Stock, subject to adjustment for stock split and other events. At such time as (i) we shall have effected the Authorized Share Increase, (ii) the shares of Common Stock issuable upon conversion of the Series C Preferred Stock are registered for resale on Form S-1 or other applicable registration statement with the Securities and Exchange Commission which registration statement shall have been declared effective by the SEC or such shares may be sold without restrictions pursuant to Rule 144(k) promulgated by the SEC, and (iii) we shall have closed a sale of Common Stock by the Company in an underwritten public offering in which the aggregate gross proceeds of the offering to the Company are at least $30,000,000, each outstanding share of Series C Preferred Stock and Series D Preferred Stock shall automatically convert into shares of Common Stock.

Redemption:
-----------

         Upon a change in control of the Company, each holder of the Series C Preferred Stock and Series D Preferred Stock is entitled, at its option, to convert its shares into Common Stock, or receive payment equal to either 100% of the liquidation preference or the fair value of the Common Stock into which it may be converted into.

         In addition, upon the Company's refusal to convert any shares of Series D Preferred Stock, the holders of Series D Preferred Stock are entitled to redeem their shares for an amount equal to 100% of the liquidation preference plus all accrued and unpaid dividends.

         The warrants issued to holders of series G and H convertible preferred stock of KAAI (which have been converted into common stock and subsequently exchanged for Series D Preferred Stock of the Company) and to the holders of Series C Preferred Stock were valued using the Black Scholes method. The risk free rates used were 3.83%, 3.99%, and 4.36% for warrants issued to holders of KAAI's series G and H preferred stock and the holders of Series C Preferred Stock of the Company, respectively. Five year terms and 30% volatility were used for each of the warrant valuations.

3.       LOSS PER SHARE

         Pursuant to the Share Exchange Agreement, the holders of the KAAI's series A, series B, series C and series D preferred stock converted their securities into KAAI's common stock and subsequently exchanged their common stock for the Company's Series B Preferred Stock. The holders of KAAI's series G and series H preferred stock exchanged their stock for the Company's Series C Preferred Stock. Since there are not sufficient shares of Common Stock authorized to allow for the conversion of the Company's outstanding Preferred Stock, these shares have been excluded from the earnings per share calculation. If there were sufficient shares of authorized Common Stock available for the conversion of the Preferred Stock, each security would be evaluated to determine if the security or note is dilutive or anti-dilutive. In each case, each security is evaluated to determine if the security or note is dilutive or anti-dilutive. If the security is to be deemed anti-dilutive, it is excluded from the computation for diluted loss per common share. A total of 35,071 equivalent shares related to convertible securities were considered anti-dilutive, due to the Company having a net loss applicable to common shareholders for the three and six months ended December 31, 2005 and were therefore excluded from the loss per common share calculation. Stock options and warrants with exercise prices greater than the average market value of the Company's Common Stock are also excluded from the computation of dilutive loss per common share. The Company did not issue any options or warrants during the period ended December 31, 2005.

4.       LONG TERM DEBT AND LIABILITIES

         The  table  below   consists  of  the  Company's  long  term  debt  and
liabilities as of December 31, 2005 and June 30, 2005.

                                                         MATURITY      INTEREST RATE %     DECEMBER 31,      JUNE 30,
(AMOUNTS IN THOUSANDS)                                     DATES                               2005            2005
--------------------------------------------------------------------------------------------------------------------------
Senior debt                                              3/31/2009           12%          $       8,991   $       8,836
Senior subordinated debt, net of debt discount           11/4/2010           10%                      -          12,066
Other long term debt
     Note payable                                        7/1/2010           6%-12%                    -           5,905
     Seller notes payable                                 Varies            5%-15%                1,000           1,900
Other long term liabilities
     Long term licensing obligation                      12/1/2008            6%                  4,185           4,555
     Capital lease obligations                            Varies              6%                    199             225
Deferred liability
     Sephora                                            12/31/2010                                5,000           5,000
--------------------------------------------------------------------------------------------------------------------------
Long term debt                                                                            $      19,375   $      38,487
==========================================================================================================================

         The note payable to KCO of $5,905 along with accrued interest thereon of $1,598 was converted into KAAI's common stock, which was subsequently exchanged for Series B Preferred Stock. In addition, the senior subordinated note payable to L Capital for $13,300 was converted into KAAI's common stock and subsequently exchanged for Series B Preferred Stock. The unamortized discount on the senior subordinated debt in the amount of $1,234 was recognized as interest expense immediately upon conversion of the debt. The Company repaid a seller note during the six months ended December 31, 2005 in the amount of $900.

         As of December 31, 2005, the Company was in violation of certain financial covenants under the senior debt agreement for which the Company received a waiver and amendment (See Note 6).

5.       RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

         Subsequent to the issuance of the consolidated financial statements for the quarter ended October 1, 2005, the Company has determined that an error in accounting causing an under accrual of accrued expenses relating to management fees and the 2005 accrued bonus. While reviewing the Company's accruals for the quarter ended December 31, 2005, the Company's management discovered that former members of the Company's accounting staff booked certain non payroll related accruals to the payroll accrual. Specifically, they incorrectly credited accrued payroll for management fees that were payable to Kidd and Company, LLC and FCPR L Capital. For the fiscal year ending June 30, 2005, the aggregate accrual for such management fees was approximately $1.3 million. In addition, a certain management bonus was correctly charged as an expense and then accrued to accrued payroll. While reviewing the accrued payroll account, members of the new accounting staff who were retained by the Company, ascertained the amount that should be considered accrued payroll by calculating the amount of payroll that was owed to employees from the last pay date through the end of the fiscal period. The accountants then reversed the accrued amount for management fees and accrued bonuses. The combined errors resulted in an understatement of $1.7 million  in  each  of  (a)  accrued  expenses,  accumulated  deficit  and  total shareholders deficit on KAAI's consolidated balance sheet at June 30, 2005 contained in the Audited 2005 Financial Statements and (b) selling, general and administrative expenses, operating loss, loss before income tax provision, net loss and net loss applicable to common shareholders in KAAI's consolidated statement of operations for the year ended June 30, 2005 in the Audited 2005 Financial Statements. As a result, the consolidated balance sheets as of June 30, 2005 and October 1, 2005 and the related consolidated statements of operations, cash flows and stockholders' equity have been restated to correct for this change.

         In addition, the Company has included additional adjustments amounting to $.1 million to be included in this restatement.

         The following tables summarize the effect of such restatement:

Consolidated Balance Sheet as of June 30, 2005

---------------------------------------------------------------------------------------------------------------------
                                                                            FOR THE YEARS ENDED JUNE 30,
                                                                       2005                               2005
IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS                   AS REPORTED       ADJUSTMENT      (AS RESTATED)
---------------------------------------------------------------------------------------------------------------------

Assets:
                Current assets:
                Cash and cash equivalents                        $           133   $            40  $          173
                Inventories                                                2,120              (143)          1,977
                                                                 ----------------------------------------------------
                     Total current assets                                  4,185              (103)          4,082

                     Total assets                                $        37,024   $          (103) $       36,921
                                                                 ====================================================




---------------------------------------------------------------------------------------------------------------------
                                                                            FOR THE YEARS ENDED JUNE 30,
                                                                       2005                               2005
IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS                   AS REPORTED       ADJUSTMENT      (AS RESTATED)
---------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Deficit:

Liabilities:
                 Current liabilities:
                 Accrued expenses and other current liabilities            8,209             1,705           9,914
                                                                 ----------------------------------------------------
                      Total current liabilities                           21,630             1,705          23,335
                                                                 ----------------------------------------------------

                      Total liabilities                                   59,373             1,705          61,078
                                                                 ----------------------------------------------------

                 Accumulated deficit                                     (37,933)           (1,808)         (39,740)
                                                                 ----------------------------------------------------
                 Total shareholders' deficit                             (22,349)           (1,808)         (24,157)
                                                                 ----------------------------------------------------
                 Total liabilities and shareholders' deficit     $        37,024   $          (103) $        36,921
                                                                 ====================================================

Consolidated Statement of Operations for the year ended June 30, 2005

                                                                       2005                               2005
IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS                  (AS REPORTED)      ADJUSTMENT      (AS RESTATED)
--------------------------------------------------------------------------------------------------------------------
Cost of Revenue:
    Service                                                             13,572               143           13,715
TOTAL COST OF REVENUE                                                   16,458               143           16,601
--------------------------------------------------------------------------------------------------------------------

Gross margin                                                            16,475              (143)          16,332
--------------------------------------------------------------------------------------------------------------------

Selling, general and administrative expenses                            26,837             1,665           28,502

Total operating expenses                                                30,562             1,665           32,227
--------------------------------------------------------------------------------------------------------------------

Operating loss                                                         (14,087)           (1,808)         (15,895)

Loss before income tax provision                                       (18,113)           (1,808)         (19,921)

Net loss                                                               (18,113)           (1,808)         (19,921)

Net loss applicable to common shareholders                       $     (19,513)    $      (1,808)   $     (21,321)
====================================================================================================================

Basic and diluted loss per common share:                         $       (2.11)    $           -    $       (2.30)
                                                                 ====================================================

Consolidated Statements of Cash Flows for the year June 30, 2005

                                                                              FOR THE YEAR ENDED JUNE 30
                                                                       2005                               2005
IN THOUSANDS                                                      (AS REPORTED)      ADJUSTMENT      (AS RESTATED)
---------------------------------------------------------------------------------------------------------------------

Cash flows used in operating activities:
              Net loss                                           $      (18,113)   $       (1,808)  $      (19,921)
Changes in operating assets and liabilities:
              Inventories                                                  (518)              143             (375)
              Accrued expenses                                            1,845             1,705            3,550
---------------------------------------------------------------------------------------------------------------------
              Net cash used in operating activities                     (11,024)               40          (10,984)
---------------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                    (6,556)               40           (6,516)

Cash and cash equivalents - end of year                          $          133    $           40   $          173
=====================================================================================================================

         Additionally, the Company has reduced it stockholders' equity as of June 30, 2005 by $1,808 million.

Subsequent to the issuance of the first quarter ended October 1, 2005 consolidated financial statements, the Company has determined that an error in accounting caused an under accrual of accrued expenses relating to the June 30, 2005 accrued bonus that resulted in a restatement of those financial statements. The error resulted in an understatement of $1.8 million in accrued expenses, accumulated deficit and total shareholders deficit on KAAI's consolidated balance sheet at October 1, 2005 contained in the Financial Statements. As a result, the accompanying consolidated balance sheets as of October 1, 2005 have been restated to correct for this change.

The following table summarizes the effect of such restatement:

Consolidated Balance Sheet as of October 1, 2005

                                                                          FOR THE QUARTER ENDED OCTOBER 1,
                                                                       2005                               2005
IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS                  (AS REPORTED)      ADJUSTMENT      (AS RESTATED)
---------------------------------------------------------------------------------------------------------------------
Liabilities:
---------------------------------------------------------------------------------------------------------------------
                 Accrued expenses and other current liabilities            7,860            (1,809)           9,669
                                                                 ----------------------------------------------------
                    Total current liabilities                             23,275            (1,809)          25,084
                                                                 ----------------------------------------------------
                 Total liabilities                                        59,656            (1,809)          61,465
                                                                 ----------------------------------------------------

                 Accumulated deficit                                     (45,200)           (1,809)         (46,639)

                 Total shareholders' deficit                             (13,372)           (1,809)         (15,541)
                                                                 ====================================================

Additionally, the Company increased it stockholders' deficit as of October 1, 2005 by $1.8 million due to the prior effect of the June 30, 2005 restatements.

6.       SUBSEQUENT EVENTS

         On January 9, 2006, Advanced Aesthetics, Inc. changed its name to Klinger Advanced Aesthetics, Inc.

         In December 2004 KAAI entered into a Services and Licensing Agreement with Johns Hopkins Medicine ("Johns Hopkins"), acting through Johns Hopkins Health System Corporation, and the Johns Hopkins University. This agreement was subject to the satisfaction of certain conditions precedent, which we had to satisfy by October 31, 2005. On November 10, 2005, the period by which we are required to satisfy the conditions precedent was extended to December 31, 2005. On January 3, 2006, the parties extended such period until March 31, 2006. Under the Agreement, Johns Hopkins agreed to provide the following services to us: (i) investigate current methods for skin care parameter testing at the point of sale; (ii) develop acceptable methods to measure the condition of clients' skin,
(iii) create a new testing  methodology to validate skin care product  efficacy,
(iv) oversee the ongoing testing of skin care products using the Johns Hopkins testing standards and (v) oversee the testing of 15 of our skin care products using the agreed upon testing standards. The term of the agreement is 5 years after the satisfaction of the conditions precedent.

         Subsequent to the quarter ended December 31, 2005, we entered into an Amendment and Consent dated February 21, 2005 (the "Amendment and Consent") with Technology Investment Capital Corp. ("TICC" ), which provided for amendments to the following financial covenants to which we are subject through the end of fiscal year 2007: Minimum Consolidated EBITDA, Consolidated Total Debt to Consolidated EBITDA, Consolidated Senior Debt Ratio, Minimum Unit EBITDAR, Minimum Unit Fixed Charge Ratio, and Minimum Unrestricted Cash Balance. The new covenants are substantially lower than the covenants set forth in our prior agreement with TICC and as such we believe they are achievable. In consideration for the Amendment and Consent, we were required to increase our escrow account for TICC interest payment by $1.0 million to cover interest payments through the end of fiscal year 2007.

         We have developed a skin care line of products called Cosmedicine, which has been tested for safety and efficacy by Johns Hopkins. We launched the products in February 2006 for exclusive distribution in Sephora USA, Inc. ("Sephora") stores and the Company's own facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion in conjunction with the attached unaudited consolidated financial statements and notes thereto and with the Klinger Advanced Aesthetics, Inc. ("KAAI") audited financial statements and notes thereto for the fiscal year ended June 30, 2005 included in the Company's Current Report on Form 8-K/A filed with the Commission on February 21, 2006.

         Unless otherwise indicated: references to "TrueYou" refer to TrueYou.Com, Inc.; references to "KAAI" refer to Klinger Advanced Aesthetics, Inc. and its consolidated subsidiaries; references to the "Company", "we," "our," and "us" refer to TrueYou.Com, Inc. and its consolidated subsidiaries (including KAAI); and the terms "fiscal quarter" and "three months" in this Quarterly Report on Form 10-Q refer to the quarter ended December 31, 2005 referenced.

FORWARD-LOOKING STATEMENTS

         Certain of the statements set forth in this Form 10-Q constitute "Forward Looking Statements." Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words "estimate," "project," "intend," "forecast," "anticipate," "plan," "planning," "expect," "believe," "will," "will likely," "should," "could," "would," "may" or words or expressions of similar meaning. Therefore, readers are cautioned that there also can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate and results may differ materially. In light of the significant uncertainties inherent to the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation or warranty by us or any other person that our objectives and plans will be achieved in any specified time frame, if at all. Thus, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, except to the extent required by applicable laws or rules, we do not undertake any obligation to update any forward-looking statements or to announce revisions to any of the forward-looking statements after the date of this Form 10-Q.

OVERVIEW

         On December 20, 2005, TrueYou entered into a Share Exchange Agreement (the "Share Exchange Agreement") with KAAI and securityholders of KAAI (the "KAAI Securityholders") pursuant to which the KAAI Securityholders received newly issued securities of TrueYou in exchange for their securities of KAAI. Under the Share Exchange Agreement, TrueYou issued to the KAAI Securityholders:
(i) 27,926.4689 newly issued shares of its Series B Convertible Preferred Stock, par value $0.001 per share (the "Series B Preferred Stock"), each of which is convertible into 10,000 shares of Common Stock, (ii) 8,452.0222 newly issued shares of its Series C Convertible Preferred Stock, par value $0.001 per share (the "Series C Preferred Stock"), each of which is convertible into 10,000 shares of Common Stock, and (iii) newly issued warrants to purchase 3,969.0363 shares of its Series B Preferred Stock. As a result of the transactions contemplated by the Share Exchange Agreement, KAAI became a subsidiary of TrueYou.

         On December 22, 2005, affiliates of North Sound Capital LLC and Valesco Capital Management LP invested $15.3 million in exchange for 1,530 newly issued shares of our Series D Convertible Preferred Stock, par value $0.001 per share (the "Series D Preferred Sock" and, together with the Series B Preferred Stock and the Series C Preferred Stock, the "Preferred Stock"), each of which is convertible into approximately 52,175 shares of Common Stock and warrants to purchase 2,394.8407 shares of Series B Preferred Stock (the "Series D Preferred Financing").

         The Preferred Stock and warrants issued in connection with the consummation of the Share Exchange Agreement and the Series D Preferred Financing are convertible and exercisable, as applicable, into an aggregate of 506,576,693 shares of Common Stock, representing in the aggregate approximately 97.2% of the equity interest and voting rights of the Company on an as-converted basis. The shares of Series B Preferred Stock will automatically convert into Common Stock after the Company amends its Certificate of Incorporation in order to increase the number of shares of Common Stock it is authorized to issue. The Company is obligated under the Share Exchange Agreement to amend its Certificate of Incorporation as soon as practicable following the closing of the Share Exchange Agreement. Subject to certain restrictions, the shares of Series C Preferred Stock and Series D Preferred Stock will automatically convert into Common Stock upon the consummation of an underwritten public offering with gross proceeds to us of not less than $30 million; provided, that at such time a registration statement covering the resale of such shares is effective or such shares can be sold under Rule 144.

         KAAI is the operating subsidiary of TrueYou and as such, the results of operations presented herein pertain to KAAI.

GENERAL

         We offer both cosmetic services and medical procedures to customers under one delivery system and are bringing cosmetic dermatology, cosmetic dentistry, and salon and spa services together under a single brand, giving clients access to top service providers, unique treatments and predictable results in a state of the art environment. We co-brand our trade name with the trade names of the salons and spas that we acquired. Our salons and spas share certain corporate resources such as senior management and administrative services. We had 576 employees on December 31, 2005.

         KAAI, commenced business operations on June 29, 2003 when it acquired Dischino Corporation. Dischino Corporation operated an established beauty salon and spa in West Palm Beach, Florida. In early December 2003, KAAI acquired three additional facilities in the State of Florida. The first facility was the acquisition of a spa located in Palm Beach Gardens, the second facility was a spa located in Boca Raton, and a third facility located in Boca Pointe. In April 2004, KAAI expanded operations by acquiring the Georgette Klinger Corporation which owned and operated nine salons throughout the United States that offer spa and salon services.

         Our facilities are located across the country with locations in key markets such as New York, (NY), Beverly Hills (CA), Boca Raton (FL), Palm Beach Gardens (FL), West Palm Beach (FL), Dallas (TX), Chicago (IL), and Short Hills
(NJ).

         Of our twelve locations, two are fully integrated properties, eight are in the planning stages for conversion into fully integrated properties, or what we call the "KAAI Model" and two are being converted to a new format which will offer cosmetic dermatology, spa and salon services, and retail products in a luxurious upscale setting. These two facilities will occupy a smaller square footage than many of our other facilities.

         We consider West Palm Beach and Palm Beach Gardens Florida locations to be our flagship facilities. These facilities feature cosmetic dermatology, spa and salon services, and retail products on site, and cosmetic surgery and dentistry via off-site affiliated providers. All of our medical treatments and providers, (both on and off-site) are reviewed and approved by our Medical Advisory Board. Our Medical Advisory Board is overseen by Johns Hopkins Medicine ("Johns Hopkins"), acting through The John Hopkins Health System Corporation and The Johns Hopkins University. Our clients are able to obtain measurable results from procedures and products via the use of proprietary SkinState diagnostic tools which objectively record facial aesthetic metrics such as hydration (moisture) level, sebum (oil) level, pore size, UV damage, and other facial aesthetic metrics.

         In addition, we help clients navigate through an array of beauty enhancement options through our Aesthetics Concierge program which is currently available in our flagship locations. The Aesthetics Concierge guides interested clients through a comprehensive analysis of the client's current aesthetic characteristics and goals. The Aesthetics Concierge also provides information and decision support on all of our treatments, services and products. We believe the Aesthetics Concierge function to be an integral component of consumer education about aesthetic services and products and that it translates into client interest in additional products and services that we offer.

         We have developed a skin care line of products called Cosmedicine, which has been tested for safety and efficacy by Johns Hopkins. We launched the products in February 2006 for exclusive distribution in Sephora USA, Inc. ("Sephora") stores and the Company's own facilities. All Cosmedicine products are being developed and formulated for us by Atlantis Laboratories. Atlantis Laboratories is an independent developer and manufacturer of bulk skin care products.

         We are also developing a diagnostic tool which will be used in each of our facilities as the facilities are being converted to the KAAI Model. A more limited version of this diagnostic tool is expected to be used in several Sephora stores.

         Our financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since KAAI's inception, it has experienced large operating losses and negative cash flow from operations. As of June 30, 2005, we had an accumulated net deficit of $39.7 million and a working capital deficit of $19.3 million. As of December 31, 2005, we had an accumulated net deficit of $57.5 million and a working capital deficit $2.1 million. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a growing concern ultimately depends on our ability to increase sales and reduce expenses to a level that will allow us to operate profitably and sustain positive operating cash flows.

CURRENT TRENDS AND OUTLOOK

         Subsequent to the quarter ended December 31, 2005 we entered into an Amendment and Consent dated February 21, 2005 (the "Amendment and Consent") with Technology Investment Capital Corp. ("TICC"), which provided for amendments to the following financial covenants to which we are subject through the end of fiscal year 2007: Minimum Consolidated EBITDA, Consolidated Total Debt to Consolidated EBITDA, Consolidated Senior Debt Ratio, Minimum Unit EBITDAR, Minimum Unit Fixed Charge Ratio, and Minimum Unrestricted Cash Balance. The new covenants are substantially lower than the covenants set forth in our prior agreement with TICC and as such we believe they are achievable. In consideration for the Amendment and Consent, we were required to increase our escrow account for TICC interest payment by $1.0 million to cover interest payments through the end of fiscal year 2007.

         We have identified a trend of decline in our revenues for each quarter of fiscal year 2006 compared to the same periods of fiscal year 2005. We believe the reasons behind this trend include our facility in Boca Raton that has not fully recovered from hurricane damage that was sustained in October and our New York facility that has not recovered from the loss of two high revenue producing stylists. We have also closed our Beverly Hills facility for renovations and expect to reopen it in April 2006.

         In light of the recent trends in our business and the need to fund the TICC escrow account (as mentioned above), we will need to obtain additional financing in order to execute our business plan for fiscal 2006. If we are not able to obtain such financing we will need to curtail some of the capital spending and reduce expenses that we have planned for fiscal year 2006 and beyond.

REVENUE SOURCES

         We currently derive revenue from the following sources:

         Spa and Salon Services. Our salon offerings include services such as hair styling, coloring, texturizing, treatments, extensions, make-up artistry and manicure/pedicures. Our spa services include treatments such as facials, body treatments (exfoliation, wraps, cellulite treatments), waxing and massage therapy.

         Medical Services. Our medical services are grouped into the following categories:

         Dermatology Services - Our dermatology offerings include injection services (Botox and Restylane), facials, sclerotherapy (vein treatments), peels, microdermabrasion, permanent make-up, laser resurfacing and laser hair removal.

         Cosmetic Dentistry Services - Our two integrated flagship locations offer consumers access to cosmetic dentistry services, including tooth whitening and veneers.

         Cosmetic Surgery Services - Our integrated flagship locations offer consumers access to cosmetic surgery services, including liposuction, breast enhancement, breast reduction, eye, brow, breast, body and face lifts, nose contouring, tummy tucks and cheek/chin implants. Such services are performed in an off site medical facility.

         Retail Products. Our locations offer a variety of retail products including products for hair care, skin care, and make-up. Hair care product offerings include such brands as Goldwell, Wella, Primary Scent, Kerastase, and Bumble & Bumble. Skin care product offerings include such brands as DDF, Obagi, IS Clinical, Neova, MD Skincare, Skinceuticals, and Strivectin. Make-up product offerings include such brands as pauls Dorf, Glominerals, Vincent Longo, and Darphin. Additionally many of our locations offer private label skin care brands, Georgette Klinger and Anushka.

         Other. We derive e-commerce revenue primarily through the sale of private label skin care products via the internet.

         We manage our business by evaluating net revenue, gross margin, and liquidity. We encounter a variety of challenges that may affect our business. These factors include weather, including hurricanes which have adversely impacted our facilities in Florida, and our dependence on individuals to provide services to our clients who leave the Company and take clients with them.
Further, we are dependent on a third party, Atlantis Laboratories, for the development and supply of bulk product for our Cosmedicine product line which is expected to be launched in February 2006.

         Beginning in fiscal year 2006 (which started on July 1, 2005), we are following the standard fiscal year of the retail industry, which is a 52 or 53 week period on the Saturday closest to June 30 of the following year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

         Revenue Recognition: Revenue is recognized for services rendered or product sold at the time when the service is performed or the item sold. When a gift card is purchased for a future service or product, the value of the card is recorded as a liability and recorded as revenue when the card is redeemed.

         Accounting for Acquisitions and Intangible Assets: We have accounted for our acquisitions under the purchase method of accounting for business combinations. Under the purchase method of accounting, the cost, including transaction costs, are allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

         The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly affect net income. To the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, net income in a given period may be higher.

         Impairment of Long-Lived Assets: We review long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. In addition, we review goodwill for impairment at least on an annual basis. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value.

         Inventories: Inventories consist principally of hair care and skin care products held either for retail sale or for use in salon, spa and medical services. Inventories are stated at the lower of cost or market on a first-in, first-out basis. Further, on a quarterly basis, we estimate losses from shrinkage due to lost or stolen inventory based on historical experience and reduce the inventory value by that estimate.

         Gift Cards: We review the aging of our gift card liability quarterly in relation to our historical redemption rates. We recognize other income for those cards we determine will not be redeemed to the extent that they are not subject to escheatment laws.

         Stock Based Compensation: We estimate the cost of stock based compensation using the Black-Scholes Option Pricing Model. Inherent in that model are assumptions including the volatility of our stock and the length of time which we expect an option to remain outstanding.

         Deferred Income Taxes: We review our provision for income taxes at least quarterly and make a determination as to the likelihood of our ability to use the income tax benefit of our net operating losses. We then make a determination as to an appropriate reserve to reduce the value of this asset.

RESULTS OF OPERATIONS

         The following table sets forth our income statement data as a percentage of net sales for the periods indicated below.

                                             Quarter ended                                        Six Months ended
                                -----------------------------------------           ----------------------------------------------
In thousands, except share      December 31,                December                December 31,                  December
and per share amounts                                         31,                                                    31,
                                    2005                      2004                      2005                   2004
----------------------------------------------------------------------------------------------------------------------------------
Revenues
   Service                      $     6,091       81%   $      6,557          79%   $  11,954          78%  $  12,190        76%
   Retail                             1,462       19%          1,773          21%       3,364          22%      3,847        24%
----------------------------------------------------------------------------------------------------------------------------------
   Total Revenue                      7,553      100%          8,330         100%      15,318         100%     16,037       100%

Total Cost of Revenue:                4,044       54%          4,200          50%       8,220          54%      8,366        52%
----------------------------------------------------------------------------------------------------------------------------------
Gross margin                          3,509       46%          4,130          50%       7,098          46%      7,671        48%

Selling, general and
administrative expenses               9,693      128%          7,755          93%      16,798         110%     14,176        88%

Depreciation and amortization         1,159       15%            947          11%       2,268          15%      1,818        11%
----------------------------------------------------------------------------------------------------------------------------------
   Total operating                   10,852      144%          8,702         104%      19,066         125%     15,994       100%
    expenses
----------------------------------------------------------------------------------------------------------------------------------
Operating loss                       (7,343)     -97%         (4,572)        -57%     (11,968)        -78%     (8,323)      -52%

Interest expense, net                 1,995       26%            983          12%       2,999          20%      1,910        12%
Net loss                             (9,338)    -124%         (5,555)        -67%     (14,967)        -98%    (10,233)      -64%
Dividends on preferred stock            101        1%           (376)         -5%        (362)         -2%       (647)       -4%
----------------------------------------------------------------------------------------------------------------------------------
Net loss applicable to common   $    (9,237)    -122%   $     (5,931)        -71%   $ (15,329)       -101%   $(10,880)       68%
shareholders


THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2004

REVENUE

         Total revenue for the quarter ended December 31, 2005 was $7.6 million compared to $8.3 million for the quarter ended December 31, 2004. Both service revenue and retail revenue were down for the quarter compared to last year in all but two of our facilities with the decreases being greater in our Florida and New York City facilities. We attribute the decreases in revenue in Florida to the impact of a major hurricane which hit the area in October 2005 and impacted business in each of our four southern Florida facilities. We believe that the decrease in revenue in our New York facility was due in part to a three day transit strike which impacted the facility immediately prior to the Christmas holiday and in part due to the loss of two high revenue producing hair stylists. Retail revenue declined as a percentage of total revenue due to out of stock positions in certain key line items prior to the holiday season and in part due to declines in service revenue since retail products are generally sold upon the completion of a service.

COST OF REVENUE

         Cost of revenue for the quarter ended December 31, 2005 was $4.0 million compared to $4.2 million for the quarter ended December 31, 2004. The cost of providing services increased as a result of changes in our commission structures which provide minimum fixed wages. This was partially offset by moderately lower costs on retail product which resulted primarily from a higher mix of private label sales.

GROSS MARGIN

         Gross margin was 46% for the quarter ended December 31, 2005 compared to 50% for the quarter ended December 31, 2004. The decline in gross margin was due to higher commission structures which were not offset by increases in volume. This decline in the service margin was partially offset by higher retail margin due to the mix of sales to higher margin products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         For the quarter ended December 31, 2005, selling, general and administrative expenses ("SG&A") increased to $9.7 million from $7.8 million for the quarter ended December 31, 2004. This increase is due primarily to the addition of several senior management level officers and expenses that were incurred in connection with the development of a new product line called
Cosmedicine which was launched in February 2006. Further, we incurred significantly higher professional expenses for accounting and legal work, and for creative work associated with a potential name change of our boutiques.

         SG&A expenses represented 128% of total revenue for the quarter ended December 31, 2005 compared to 93% for the quarter ended December 31, 2004. While this expense is very high as a percentage of sales, we believe this level of spending is necessary to develop and implement our business plan.

         For the quarters ended December 31, 2005 and December 31, 2004, SG&A expenses were comprised of the following:

                                                 2005         2004
                                                 ----         ----

         (AMOUNTS IN MILLIONS)

         Payroll                                 $3.9        $2.6
         Occupancy                                1.3         1.3
         Professional Fees                        1.9         0.9
         Advertising and Marketing                0.6         0.5
         All Other                                2.0         2.5
                                                  ---         ---
                                                 $9.7        $7.8


DEPRECIATION AND AMORTIZATION EXPENSE

         For the quarters ended December 31, 2005 and December 31, 2004 depreciation and amortization expense was $1.2 million and $0.9 million, respectively. This increase is due primarily to increased amortization expense in fiscal 2005, which is associated with the Johns Hopkins trademark agreement.

OPERATING LOSS

         Our operating loss was $7.3 million and $4.6 million for the quarters ended December 31, 2005 and December 31, 2004, respectively. The operating loss increased primarily due to significantly higher SG&A expenses and decline in our revenue.

INTEREST EXPENSE, NET

         Interest expense was $2.0 million and $1.0 million for the quarters ended December 31, 2005 and December 31, 2004, respectively, an increase of 100%. The increase was primarily due to the write off of the debt discount on the senior subordinated note, which was converted into KAAI's common stock and subsequently exchanged for the Company's Series B Preferred Stock and imputed interest expense on the Johns Hopkins agreement.

DIVIDENDS ON PREFERRED STOCK

         Dividends on Preferred Stock were ($0.1) million for the quarter ended December 31, 2005 compared to $0.4 million for the quarter ended December 31, 2004. Dividends on Preferred Stock for the quarter ended December 31, 2005 represent preferred dividends of $0.6 million for the quarter which were offset by dividend forfeitures in connection with the conversion of KAAI's preferred stock into KAAI's common stock (which were subsequently exchanged for securities of the Company) of $0.7 million.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

         Our net loss applicable to common stockholders increased to $9.2 million for the quarter ended December 31, 2005 compared to $5.9 million for the quarter ended December 31, 2004, due primarily to the increase in SG&A expenses and decline in our revenue and the write off of the debt discount on the senior subordinated debt which was converted into KAAI's common stock and subsequently exchanged for Series B Preferred Stock.

SIX MONTHS ENDED DECEMBER 31, 2005 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2004

REVENUE

         Revenue for the six months ended December 31, 2005 was $15.3 million compared to $16.0 million for the six months ended December 31, 2004. The decrease was primarily due to decreases in revenue in the second quarter resulting from the impact of a severe hurricane which hit southern Florida in October, 2005 and impacted our four facilities in that region. Further revenues were depressed in our New York City location in part due to a transit strike immediately preceding Christmas and due to the loss of two high revenue stylists. Revenue from the sale of retail product declined from 24% to 22% of total revenue due primarily to out of stock positions on several key product lines prior to the holiday season.

COST OF REVENUE

         Cost of revenue declined to $8.2 million for the six months ended December 31, 2005 from $8.4 million for the six months ended December 31, 2004. The decrease was primarily due lower variable costs associated with lower revenues which was partially offset by higher commission structures which provide for minimum earnings. Our overall cost of revenue as a percentage of revenue increased due to the mix impact of lower retail sales at a lower cost and higher commission structures.

GROSS MARGIN

         Gross margin was 46% for the six months ended December 31, 2005 compared to 48% for the six months ended December 31, 2004. The decline was due to the mix impact of lower retail revenues which have a higher margin than service revenues and higher commission structures.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

         SG&A expenses was $16.8 million for the six months ended December 31, 2005 compared to $14.2 million for the six months ended December 31, 2004. The increase was primarily due to the addition of several senior management level officers and expenses that were incurred in connection with the development of a new product line called Cosmedicine which was launched in February 2006. Further, we incurred higher professional expenses for accounting and legal work, and for creative work associated with a potential name change of our boutiques.

         SG&A expenses represented 110% of total revenue for the six months ended December 31, 2005 compared to 88% for the six months ended December 31, 2004. While this expense is very high as a percentage of sales, we believe this level of spending is necessary to develop and implement our business plan.

         For the six months ended December 31, 2005 SG&A expenses were comprised of the following:

                                              2005           2004
                                              ----           ----

         (AMOUNTS IN MILLIONS)

         Payroll                              $5.9           $5.1
         Occupancy                             2.5            2.6
         Professional Fees                     3.3            1.3
         Advertising and Marketing             1.1            0.9
         All Other                             4.0            4.3
                                               ---            ---
                                             $16.8          $14.2

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization was $2.3 million for the six months ended December 31, 2005 compared to $1.8 million for the six months ended December 31, 2004. This increase is due primarily to increased amortization expense in fiscal 2005 associated with the Johns Hopkins trademark agreement.

OPERATING LOSS

         Our operating loss was $12.0 million for the six months ended December 31, 2005 compared to $8.3 million for the six months ended December 31, 2004. The increase in the operating loss is primarily due to the increase in SG&A expense in 2005 compared to 2004.

INTEREST EXPENSE

         Interest expense was $3.0 million for the six months ended December 31, 2005 compared to $1.9 million for the six months ended December 31, 2004. The increase was primarily due to the write down of the debt discount on senior subordinated debt, which was converted into KAAI's common stock and subsequently exchanged for Series B Preferred Stock, of $1.0 million coupled with imputed interest expense on the Johns Hopkins agreement.

NET LOSS

         Our net loss increased to $15.0 million from $10.2 million for the six month periods ended December 31, 2005 and 2004, respectively, primarily due to the increase in SG&A expenses and decline in our revenue.

DIVIDENDS ON PREFERRED STOCK

         Dividends on preferred stock were $0.4 million for the six months ended December 31, 2005 versus $0.6 million for the six month periods ended December 31, 2004. The decrease was due to the forfeiture of dividends on preferred stock which was converted into KAAI's common stock and subsequently exchanged for the Company's Series B Preferred Stock.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

         Our net loss applicable to common stockholders increased to $15.3 million for the six months ended December 31, 2005 compared to $10.9 million for the three months ended December 31, 2004, due primarily to the increase in SG&A expenses coupled with the write down of the debt discount on the senior subordinated note, which was converted into KAAI's common stock and subsequently exchanged for Series B Preferred Stock.

SEASONALITY

         Our operations have historically been seasonal, with higher revenues generally generated in the first half of our fiscal year (July through December) as a result of increased demand for our services and products during the holiday season from the end of November through the end of December. Furthermore, we have historically discounted our products during the month of August, which has further skewed revenues into the first half of the fiscal year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Net cash used for operating activities was $11.8 million and $5.1 million for the six month periods ended December 31, 2005 and 2004, respectively. This deterioration of cash flows resulted primarily from an increase in our net loss of $4.7 million for the six months ended December 31, 2005 compared to the six months ended December 31, 2004. For the six months ended December 31, 2004, we were able to partially mitigate the cash used in operating activities by paying vendors on longer terms. Vendors are now on terms that cannot be further extended.

         Net cash used in investing activities was $2.9 million and $0.9 million for the six months ended December 31, 2005 and December 31, 2004, respectively. The increase is primarily due to capital spending for our diagnostic device development, information technology to upgrade our facility and accounting systems and for facility refurbishment.

         Cash flows provided by financing activities were $28.1 million and $1.1 million for the six month periods ended December 31, 2005 and December 31, 2004, respectively. For the six months ended December 31, 2005, cash flows from investing activities were primarily the result of the issuance of our Series D Preferred Stock in the amount of $15.3 million gross.

         We obtained compliance waivers from TICC for all covenant tests required for the year ended June 30, 2005, the quarter ended October 1, 2005 and the quarter ended December 31, 2005. Current trends in our business put us in a position where covenants that were agreed to in November 2005 were not likely to be achieved in the proceeding quarters. As such, on February 21, 2006 we agreed with TICC to new covenants which we believe to be achievable through the end of fiscal year 2007 if we either raise additional capital to execute our plan or reduce capital spending and SG&A expenses. In consideration for the new covenants, we are required to increase our escrow account for TICC interest payments by $1.0 million to cover interest through the end of fiscal year 2007.

FUTURE LIQUIDITY AND CAPITAL NEEDS.

         Our principal future uses of funds are for debt service, working capital requirements, and capital spending to execute our strategy. It is expected that our net losses will continue at least through the end of fiscal year 2006. In addition, we expect to spend approximately $9 million for fiscal year 2006 on capital spending as we refurbish our facilities, develop an information technology infrastructure, and develop our proprietary diagnostics products.

         There is no assurance that the recent financing will be sufficient to fund operations until sales and profitability improve to the point that we are to operate from internally generated cash flows. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         None.

ITEM 4.       CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of l934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer, have concluded that the disclosure controls and procedures are not effective for the reasons specified below.


Restatement of Financial Statements


         On February 13, 2006, the Company's Board of Directors, upon the recommendation of the Company's management, concluded that the financial statements of Klinger Advanced Aesthetics, Inc. ("KAAI") for the fiscal year ended June 30, 2005 (the "2005 Audited Financial Statements") that were previously filed with the Company's Current Report on Form 8-K, filed with the Commission on December 23, 2005 (the "8-K Report") and the Company's Registration Statement on Form S-1 filed on January 24, 2006 (the "Registration Statement"), should no longer be relied upon and should be restated. The Board's conclusion was based on a finding by the Company's management of an error in accounting causing an under accrual of accrued expenses relating to management fees and to accrued bonuses payable.


         In addition, as a result of the errors that led to the conclusion that the Company's 2005 Audited Financial Statements cannot be relied upon, management concluded that the Company's unaudited financial statements for the quarter ended October 1, 2005 (the "Subsequent Quarter Financial Statements" and together with the 2005 Audited Financial Statements, the "Financial Statements"), that were previously filed in the 8-K Report and the Registration Statement, should no longer be relied upon and should be restated. On February 20, 2006, the Company's Board of Directors met and discussed the foregoing with management and the Company's independent registered public accounting firm, Amper, Politziner & Mattia, P.C. ("Amper") . The Board of Directors concurred with the recommendation of management.

Description of the Errors that Led to the Restatement of the Financial
Statements

         While reviewing the Company's accruals for the quarter ended December 31, 2005, the Company's management discovered that former members of the Company's accounting staff booked certain non payroll related accruals to the payroll accrual. Specifically, they incorrectly credited accrued payroll for management fees that were payable to Kidd and Company, LLC and FCPR L Capital. For the fiscal year ending June 30, 2005, the aggregate accrual for such management fees was approximately $1.4 million. In addition, a certain management bonus was correctly charged as an expense and then accrued to accrued payroll. While reviewing the accrued payroll account, members of the new accounting staff who were retained by the Company, ascertained the amount that should be considered accrued payroll by calculating the amount of payroll that was owed to employees from the last pay date through the end of the fiscal period. The accountants then reversed the accrued amount for management fees and accrued bonuses. The combined errors resulted in an understatement of $1.7 million  in  each  of  (a)  accrued  expenses,  accumulated  deficit  and  total shareholders deficit on KAAI's consolidated balance sheet at June 30, 2005 contained in the Audited 2005 Financial Statements and (b) selling, general and administrative expenses, operating loss, loss before income tax provision, net loss and net loss applicable to common shareholders in KAAI's consolidated statement of operations for the year ended June 30, 2005 in the Audited 2005 Financial Statements. As a result, the consolidated balance sheets as of June 30, 2005 and October 1, 2005 and the related consolidated statements of operations, cash flows and stockholders' equity have been restated to correct for this change.

         In addition, the Company has included additional adjustments amounting to $0.1 million to be included in this restatement.

Management Letter From Amper

         Independently, on January 12, 2006, the Company received a letter from Amper indicating that KAAI had material weaknesses in the design and operation of its internal control over financial reporting with respect to the process of preparing and reviewing annual and interim financial statements, and related timely account analysis and reconciliations. Material weaknesses identified resulted from inadequate resources in the financial reporting area and lack of appropriate technical training of such resources relating to the preparation of financial statements and disclosures and the accounting for significant transactions.

         In order to remediate these weaknesses, the Company has retained another accounting firm in which members of that firm's accounting staff will work under the supervision of the Chief Financial Officer of the Company and the accounting firm. Additional resources from the accounting firm may be retained on an as needed basis. Also, the Company has retained an information technology firm to upgrade operating, financial and accounting systems which is expected to further improve the control environment. The above remedial actions have not been in place long enough to have been tested and will be assessed for their adequacy on a continuous basis.

         Except as described above, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) since the beginning of the quarter ended December 31, 2005 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

PART II       OTHER INFORMATION

ITEM 6.       EXHIBITS

         (a) The following exhibits are filed herewith:

       Exhibit
       Number      Description
       ------      -----------

       10.01 Amendment and Consent, dated February 21, 2006, among the Company, KAAI, Anushka PBG Acquisition Sub, LLC, Anushka Boca Acquisition Sub, LLC, Wild Hare Acquisition Sub, LLC, Dischino Corporation, Advanced K, LLC and Technology Investment Capital Corp.

       31.1        Rule 13a-14(a)/15d-14(a) Certification of Principal Executive
                   Officer.

       31.2        Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
                   Officer.

       32.1        Section 1350 Certification of Principal Executive Officer.

       32.2        Section 1350 Certification of Principal Financial Officer.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TRUEYOU.COM, INC.


Date:  February 21, 2006                /s/ John Higgins
                                        ----------------------------------------
                                        John Higgins
                                        President

                                  EXHIBIT INDEX
                                  -------------



       Exhibit
       Number      Description
       ------      -----------

       10.01 Amendment and Consent, dated February 21, 2006, among the Company, KAAI, Anushka PBG Acquisition Sub, LLC, Anushka Boca Acquisition Sub, LLC, Wild Hare Acquisition Sub, LLC, Dischino Corporation, Advanced K, LLC and Technology Investment Capital Corp.

       31.1        Rule 13a-14(a)/15d-14(a) Certification of Principal Executive
                   Officer.

       31.2        Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
                   Officer.

       32.1        Section 1350 Certification of Principal Executive Officer.

       32.2        Section 1350 Certification of Principal Financial Officer.