Form 10-Q
period 2006-04-01
TRUEYOU.COM
filed 2006-07-13
CIK 1316924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 000-51158

TRUEYOU.COM INC.
(Exact name of registrant as specified in its charter)

Delaware	13-4024017

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Building No. 501, Fifth Floor, 7 Corporate Park, Norwalk, CT 06851

(Address of principal executive offices with zip code)

Registrant’s Telephone Number Including Area Code: (203) 295-2121

501 Madison Avenue, Suite 407, New York, New York 10022

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock, par value $0.001 per share, outstanding as of July 12, 2006 was 14,995,513.

TRUEYOU.COM INC.

-i-

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

TrueYou.Com Inc.
Condensed Consolidated Balance Sheets

	As of

	April 1,	June 30,

	2006	2005
In thousands, except share and per share amounts	(Unaudited)	(As Restated)

Assets:
Current assets:
Cash and cash equivalents	$3,494	$173
Restricted cash, current portion	1,212	1,228
Accounts receivable, net	966	244
Inventories	2,361	1,977
Other current assets	938	501

Total current assets	8,971	4,123

Property and equipment, net	9,112	6,561
Other assets	526	392
Deferred financing costs, net	264	330
Restricted cash, non-current portion	1,479	369
Goodwill	18,072	18,072
Other intangibles, net	5,490	7,116

Total assets	$43,914	$36,963

Liabilities and Shareholders’ deficit:

Liabilities:
Current liabilities:
Cash overdraft	$—	$163
Accounts payable	3,989	3,641
Accrued expenses and other current liabilities	10,830	9,915
Deferred revenue	8,673	8,882
Current portion of long term debt	—	744
Senior Debt Current (net of debt discount of $0.931 million as of April 1, 2006)	9,069	—

Total current liabilities	32,561	23,345

Senior debt (net of debt discount of $1.164 million as of June 30, 2005)	—	8,836
Senior subordinated debt (net of debt discount $1.234 million as of June 30, 2005)	—	12,066
Other long term debt (net of current portion)	1,000	7,061
Convertible securities	349,631	11,684
Other long term liabilities	7,645	9,780

Total liabilities	390,837	72,772

Minority Interest in KAAI	135	135

Shareholders’ deficit:
Common stock, par value $0.001, authorized 20,000,000; issued and outstanding 14,995,513 as of April 1, 2006 and June 30, 2005, respectively	15	15

Additional paid-in capital	3,755	3,782

1

	As of

	April 1,	June 30,

	2006	2005
In thousands, except share and per share amounts	(Unaudited)	(As Restated)

Accumulated deficit	(350,828)	(39,741)

Total shareholders’ deficit	(346,923)	(35,809)

Total liabilities and shareholders’ deficit	$43,914	$36,963

The accompanying notes are an integral part of the condensed consolidated financial statements

TrueYou.Com Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Nine Months Ended		Three Months Ended

	April 1,	March 31,	April 1,	March 31,
In thousands, except share and per share amounts	2006	2005	2006	2005

Revenues:
Service	$18,446	$19,198	$6,492	$7,008
Retail	7,355	5,641	3,991	1,794

Total Revenue	25,801	24,839	10,483	8,802

Cost of Revenue:
Service	10,805	10,312	3,945	3,422
Retail	2,593	2,236	1,233	761

Total Cost of Revenue	13,398	12,548	5,178	4,183

Gross margin	12,403	12,291	5,305	4,619

Selling, general and administrative expenses	29,468	21,055	10,985	6,800
Depreciation and amortization	3,141	2,771	873	953

Total operating expenses	32,609	23,826	11,858	7,753

Operating loss	(20,206)	(11,535)	(6,553)	(3,134)
Interest expense, net	3,391	2,974	348	1,064
Unrealized loss on convertible securities	284,749	—	147,000	—

Loss before income tax provision	(308,346)	(14,509)	(153,901)	(4,198)

Income tax provision (benefit)	—	—	—	—

Net loss	(308,346)	(14,509)	(153,901)	(4,198)

Dividends on preferred stock	769	1,023	407	376

Net loss applicable to common shareholders	$(309,115)	$(15,532)	$(154,308)	$(4,574)

Basic and diluted loss per common share:	$(20.61)	$(1.04)	$(10.29)	$(0.31)

Weighted average common shares outstanding, basic and diluted	14,995,513	14,995,513	14,995,513	14,995,513

The accompanying notes are an integral part of the condensed consolidated financial statements

TrueYou.Com Inc.
Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended

	April 1,	March 31,
In thousands	2006	2005

Cash flows from operating activities:
Net loss	$(308,346)	$(14,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,141	2,771
Amortization of deferred financing costs	66	—
Stock based compensation expense	146	131
Non-cash interest expense	1,478	9
Unrealized Loss on Convertible Securities	284,749	—
Changes in operating assets and liabilities:
Inventories	(384)	(1,095)
Accounts receivable	(722)	—
Other current assets	(437)	(1,432)
Other assets	(134)	(637)
Accounts payable	337	1,434
Accrued expenses and other current liabilities	719	5,861
Deferred revenue	(209)	(361)

Net cash used in operating activities	(19,596)	(7,828)

Cash flows from investing activities:
Capital expenditures	(3,983)	(1,751)
Purchase of intangible asset	(84)	(977)

Net cash used in investing activities	(4,067)	(2,728)

Cash flows provided by financing activities:
Cash overdraft	(163)	(1)
Restricted cash	(1,094)	1,204
Proceeds of Issuance of long term debt net of deferred financing costs	—	(22)
Other long-term liabilities	(635)	4,979
Proceeds of issuance of TrueYou Series D Preferred Stock	14,964	—
Proceeds of issuance of KAAI Series G preferred stock	10,058	—
Repayment of Sellers’ Note	(900)	—
Proceeds of issuance of KAAI Series F preferred stock	4,754	—

Net cash provided by financing activities	26,984	6,160

Net increase (decrease) in cash and cash equivalents	3,321	(4,396)
Cash and cash equivalents - beginning of period	173	6,689

Cash and cash equivalents - end of period	$3,494	$2,293

Supplemental cash flow information
Non-cash financing activities:
Preferred stock dividends, net of preferred stock forfeitures	$769	$1,023
Reclassification of preferred stock into convertible securities	$11,726	$11,591
Beneficial conversion feature on preferred stock	$11,435	$—
Exchange of KAAI Common Stock for TrueYou Series B Preferred Stock	$—	$93
Exchange of KAAI accrued dividends for TrueYou Series B Preferred Stock	$464	$—
Exchange of KAAI long term debt for TrueYou Series B Preferred Stock	$19,205	$—
Exchange of KAAI accrued interest for TrueYou Series B Preferred Stock	$1,598	$—
Classification of KAAI warrants issued with KAAI preferred stock as liabilities	$3,765	$—
Deferred licensing fees and related liability in connection with licensing agreements with John Hopkins	$—	$3,805

The accompanying notes are an integral part of the condensed consolidated financial statements

TRUEYOU.COM INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          Unless otherwise indicated: references to “TrueYou” refer to TrueYou.Com Inc.; references to “KAAI” refer to Klinger Advanced Aesthetics, Inc. and its consolidated subsidiaries; references to the “Company,” refer to TrueYou.Com Inc. and its consolidated subsidiaries (including KAAI); and the terms “fiscal quarter” and “three months” in this Quarterly Report on Form 10-Q refer to the quarter ended April 1, 2006.

     1. BUSINESS AND BASIS OF PRESENTATION

          The Company offers both cosmetic services and medical procedures to customers under one delivery system and brings cosmetic surgery, cosmetic dentistry and dermatology, and salon and spa services together under a single brand, giving clients access to top service providers, unique treatments and predictable results in a state of the art environment. The Company has developed a skin care line of products called Cosmedicine which is being distributed through Sephora USA, Inc. stores and the Company’s own facilities. The Company is the owner of the Cosmedicine trademark. The Company co-brands its trade name with the trade names of the salons and spas that it has acquired. The Company’s salons and spas share certain corporate resources such as senior management and administrative services. As of April 1, 2006, the Company had 527 employees.

          The consolidated financial statements presented herein pertain to the Company and its subsidiaries (including KAAI) on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation.

          The accompanying condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation and should be read in conjunction with KAAI’s audited consolidated financial statements and related footnotes thereto for the fiscal year ended June 30, 2005 included in the Company’s Current Report on Form 8-K/A filed with the Commission on February 27, 2006.

          The condensed consolidated balance sheet of the Company as of June 30, 2005 was derived from audited consolidated financial statements, as adjusted for the capital transaction with TrueYou.Com, as described below under Share Exchange Agreement. The consolidated financial statements presented in this quarterly report are unaudited but include all adjustments that are of a normal and recurring nature that management considers necessary for the fair statement of the results for the interim periods. The Company’s results of operations for the three and nine month periods ended April 1, 2006 are not necessarily indicative of the results to be expected for the year ended June 30, 2006 or future periods.

Restatement of Interim Condensed Consolidated Financial Statements

          During the quarter ended April 1, 2006, the Company became aware of certain transactions that should have been recorded in earlier quarters during the current fiscal year. After review of the transactions, management has decided to make adjustments to record these transactions in the proper period. The following table shows the effects of these transactions had they been recorded in the proper periods.

5

Consolidated Balance Sheet as of October 1, 2005:

In thousands, except share and per share amounts	As Reported	Adjustment	As Restated

Assets:
Property and equipment, net	$7,048	$(406)[1]	$6,642
Other Assets	447	(80)[2]	367
Total Assets:	45,924	(486)	45,438

Liabilities and shareholders’ deficit:
Accounts Payable	5,335	448 [3]	5,783
Accrued expenses and other current
liabilities	9,669	(16)[4]	9,653
Deferred Revenue	8,919	(57)[5]	8,862
Total Liabilities	61,465	375 [6]	61,840

Shareholders deficit:

Accumulated deficit	(47,009)	(861)[7]	(47,870)

Total shareholders’ deficit	(15,540)	(861)	(16,401)

Total liabilities and shareholders’ deficit	$45,924	$(486)[8]	$45,438

[1] Earlier in the year, the cost associated with developing the Company’s Advanced Practice Delivery System (APDS) was capitalized incorrectly. Since such costs may not be capitalized until technological feasibility has been reached, and technological feasibility has not been reached, the Company has made an adjustment to record the development costs as operating expense. The Company also evaluated previously capitalized consultant costs associated with the development and enhancement of internally used software in the quarter and decided that some of the cost had been improperly capitalized as they were operating expenses. The total of these adjustments was $409, which was offset by $3 interest expense capitalized under SFAS 34.

2 The Company identified that a payment for a security deposit was duplicated and carried as an asset. The Company recorded this entry to write off the asset.

3 The Company identified unreconciled differences to its accounts payable balances as of the quarter end October 1, 2005 and has expensed all unreconciled items identified.

4 The Company evaluated its accrual balances and identified several over accruals in the amount $131 and an under accrual of interest expense related to the TICC debt in the amount $100. In addition, the Company analyzed deferred rent obligations and determined that an additional expense in the amount $15 related to two of its operating facilities needed to be recognized for the period October 1, 2005.

5 The Company has begun reconciling our gift card liability on a monthly basis during our current period. As a result of the latest reconciliation, the Company realized that our first quarter should have had recognized additional gift card income.

6 The Company’s net effect of total liabilities increased $375 due to the increase in the restated accounts payable in the amount $448, a decrease in the restated accrued expenses and other current liabilities in the amount of $16 and the decrease in the restated deferred revenue in the amount $57.

7 The Company’s accumulated deficit increased $861 due to its increase in restated SG&A expenses of $764 and the increase in restated interest expense of $97. See footnotes to the restatement table on page 7 (Consolidated Statement of Operations for the three months ended October 1, 2005)

8 Total liabilities and shareholders’ deficit decreased $486 based on the Company’s restated assets, liabilities and accumulated deficit.

Consolidated Statement of Operations for the three months ended October 1, 2005:

In thousands, except share and per share amounts	As Reported	Adjustment	As Restated

Selling, general and administrative expenses	$7,208	$764 [9]	$7,972

Total operating expenses	8,317	764	9,081

Operating loss	(4,728)	(764)	(5,492)
Interest expense, net	1,004	97 [10]	1,101

Loss before income tax provision	(5,732)	(861)	(6,593)

Net loss	(5,732)	(861)	(6,593)

Net loss applicable to common shareholders	$(6,195)	$(861)[11]	$(7,056)

Basic and diluted loss per common share:	$(0.41)		$(0.47)

Weighted average common shares outstanding, basic and diluted	14,995,513	—	14,995,513

[9] The Company’s SG&A expenses and operating expenses increased $764 due to the write-off of incorrectly capitalized development costs of $409 (see note 1), the write-off of the duplicate recording of a security deposit of $80, the additional rent expense of $15 and the write-off of the unreconciled accounts payable differences of $448. These are offset by the write-off of the over accruals of $131 and the increase in other income related to the gift card retirements of $57. See footnotes to the restatement table on page 6 (Consolidated Balance Sheet as of October 1, 2005).

10 In compliance with SFAS 34, the Company determined that $3 of interest expense should be capitalized as part of the cost of construction. This is offset by the reclassification of $100 of interest expense incorrectly recorded to SG&A expenses (see note 4).

11 The Company’s net loss applicable to common shareholders increased $861 due to its increase in restated SG&A expenses of $764 and the net increase in restated interest expense of $97.

Consolidated Balance Sheet as of December 31, 2005:

In thousands, except share and per share amounts	As Reported	Adjustment (A) 10/1/2005	Adjustment 12/31/2005	As Restated

Assets:
Accounts Receivable, net	$1,387	$—	$(351)[12]	$1,036
Property and equipment, net	8,385	(406)	(416)[13]	7,563
Other assets	505	(80)	—	425
Total assets	52,950	(486)	(767)	51,697

Liabilities and shareholders’ deficit:
Accounts payable	3,475	448	—	3,923
Accrued expenses and other current liabilities	9,120	(16)	16 [14]	9,120
Deferred Revenue	9,336	(57)	(67)[15]	9,212
Convertible Securities	64,882	—	137,749 [16]	202,631
Total liabilities	106,188	375	137,698	244,261

Shareholders’ deficit:
Accumulated deficit	(57,541)	(861)	(138,465)	(196,867)

Total shareholders’ deficit	(53,238)	(861)	(138,465)	(192,564)

Total liabilities and shareholders’ deficit	$52,950	$(486)	$(767)	$51,697

(A) Details to the adjustments contained in this column can be found in the footnotes to the Restated Consolidated Balance Sheet as of October 1, 2005 appearing earlier in the document.

[12] The Company received payments for credit card receivable balances during the three months ended December 31, 2005 and recorded them as income instead of as a reduction of accounts receivable. As a result, the Company recorded an entry to write off the accounts receivable balance.

13 Earlier in the year, the cost associated with developing the Company’s Advanced Practice Delivery System (APDS) was capitalized incorrectly. Since such costs may not be capitalized until technological feasibility has been reached, and technological feasibility has not been reached, the Company has made an adjustment to record the development costs as operating expense. The Company also evaluated previously capitalized consultant costs associated with the development and enhancement of internally used software in the quarter and decided that some of the cost had been improperly capitalized as they were operating expenses. Legal expenses associated with patents the Company intended to file were capitalized in prior periods. While a significant portion of those expenses were properly capitalized, some of the expense was associated with review of suppliers’ patents and, accordingly, are reclassified as an operating expense. The aggregate of these adjustments was $441 which was offset by $25 of interest expense capitalized under SFAS 34.

14 The Company analyzed deferred rent obligations and determined that an additional expense in the amount $16 related to two of its operating facilities needed to be recognized for period ending December 31, 2005.

15 The Company has begun reconciling gift card liability monthly during the current period. As a result of the latest reconciliation, the Company realized that the second quarter should have had recognized additional gift card income.

16 The Company originally valued the convertible securities at $65 million as of December 20, 2005, the date of the Share Exchange Agreement, based on the transaction value of the Share Exchange Agreement. The Company has subsequently determined that a better measure of fair value is based on the share trading value of the publicly traded securities of Trueyou.com Inc. (TUYU.PK) and as a result, the Company has remeasured its convertible securities as of December 31, 2005. The number of common shares into which the convertible securities are convertible was 506,576,690 as of December 31, 2005 and the per share trading value as of December 31, 2005 was in the amount $0.40, which has resulted in an estimated fair value of the convertible securities to be approximately $203 million. The Company recorded an unrealized loss of approximately $138 million for the three months ended December 31, 2005

Consolidated Statement of Operations for the three months ended December 31, 2005:

In thousands, except share and per share amounts	As Reported	Adjustment	As Restated

Selling, general and administrative expenses	$9,693	$741 [17]	$10,434

Total operating expenses	10,852	741	11,593

Operating loss	(7,343)	(741)	(8,084)
Interest expense, net	1,995	(25)[18]	1,970
Unrealized loss on measurement of convertible securities	—	(137,749)[19]	(137,749)

Loss before income tax provision	(9,338)	(138,465)	(147,803)

Net loss	(9,338)	(138,465)	(147,803)

Net loss applicable to common shareholders	$(9,237)	$(138,465)[20]	$(147,702)

Basic and diluted loss per common share:	$(0.62)		$(9.85)

Weighted average common shares outstanding, basic and diluted	14,995,513	—	14,995,513

[17] The Company’s SG&A expenses and operating loss increased $741 due to the write-off of $351 of credit card receivables, the write-off of incorrectly capitalized development costs of $441 (see note 13), the additional rent expense of $16 netted against the increase in other income related to the gift card retirements of $67.

18 In compliance with SFAS 34, the Company determined that $25 of interest expense should be capitalized as part of the cost of construction.

19 The Company originally valued the convertible securities at $65 million as of December 20, 2005, the date of the Share Exchange Agreement, based on the transaction value of the Share Exchange Agreement. The Company has subsequently determined that a better measure of fair value is based on the share trading value of the publicly traded securities of Trueyou.com Inc. (TUYU.PK) and as a result, the Company has remeasured its convertible securities as of December 31, 2005. The number of common shares into which the convertible securities are convertible was 506,576,690 as of December 31, 2005 and the per share trading value as of December 31, 2005 was in the amount $0.40, which has resulted in an estimated fair value of the convertible securities to be approximately $203 million. The Company recorded an unrealized loss of approximately $138 million for the three months ended December 31, 2005

20 The Company’s net loss applicable to common shareholders increase $139.3 million due to our increase in restated SG&A expenses of $741, the decrease in restated interest expense of $25 and the $137.7 million in additional liability for the remeasurement of convertible securities.

Consolidated Statement of Operations for the six months ended December 31, 2005:

In thousands, except share and per share amounts	As Reported	Adjustment			As Restated

Selling, general and administrative expenses	$16,798		$1,505	[21]	$18,303

Total operating expenses	19,066		1,505		20,571

Operating loss	(11,968)		(1,505)		(13,473)
Interest expense, net	2,999		72	[22]	3,071
Unrealized loss on measurement of convertible securities	—		(137,749	) [23]	(137,749)

Loss before income tax provision	(14,967)		(139,326)		(154,293)

Net loss	(14,967)		(139,326)		(154,293)

Net loss applicable to common shareholders	$(15,329)		$(139,326	) [24]	$(154,655)

Basic and diluted loss per common share:	$(1.02)	$			$(10.31)

Weighted average common shares outstanding, basic and diluted	14,995,513		—		14,995,513

21 The Company’s six month SG&A expenses and operating loss increased $1,505 due to the total SG&A restatement in the amount of $764 for the period ending October 1, 2005 and the total SG&A restatement in the amount $741 for period ending December 31, 2005.

22 In compliance with SFAS 34, the Company determined that $3 and $25 of interest expense for the periods October 1, 2005 and December 31, 2005, respectively, should be capitalized as part of the cost of construction. This was offset by the reclassification of $100 of interest expense incorrectly recorded to SG&A expenses during the three months ended October 1, 2005 (see note 4).

23 The Company originally reclassified $65 million to convertible securities ending December 20, 2005, the date of the Share Exchange Agreement, based on the transaction value of the Share Exchange Agreement. The Company has subsequently determined a better measure of fair value based on the share trading value of the securities and as a result, the Company has remeasured its convertible securities as of its quarter ended December 31, 2005 in the amount $.40 per share trading value which has resulted in an unrealized loss on measurement of convertible securities in the amount $137.7 million.

24 The Company’s net loss applicable to common shareholders increased $139.3 million due to our increase in restated SG&A expenses of $1,505, increase in restated interest expense of $72 and the $137.7 million in additional liability for the remeasurement of convertible securities.

          The aggregate amount of these adjustments is $.09 million and $138 million for the quarter ended October 1, 2005 and December 31, 2005, respectively.

Share Exchange Agreement:

          On December 20, 2005, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with KAAI and securityholders of KAAI (the “KAAI Securityholders”) pursuant to which KAAI Securityholders received newly issued preferred securities of TrueYou in exchange for their securities of KAAI.

          The share exchange of a private operating company, KAAI, into a non-operating public shell corporation, TrueYou.Com, with nominal net assets or liabilities resulted in the shareholders of KAAI having actual operating control of the combined company after the transaction, and the shareholders of TrueYou.Com, Inc. continuing only as passive investors.

          The transaction is considered to be a capital transaction in substance, rather than a business combination. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization.

          Accordingly, the outstanding shares of KAAI have been restated in the balance sheet and the statement of stockholders’ deficit to give effect to the Share Exchange Agreement. The restated shares have been used in the computation for loss per share. The historical balance sheet as of June 30, 2005 is that of KAAI.

          KAAI was formed under the name Advanced Aesthetics, Inc. in 2003 by principals of Kidd & Company, LLC (“KCO”), a Greenwich, Connecticut based principal investment firm. On January 9, 2006, Advanced Aesthetics, Inc. changed its name to Klinger Advanced Aesthetics, Inc.

Revenue Recognition:

          The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104 (“Revenue Recognition”), at the time the customer either receives services or takes possession of merchandise and pays for such service or merchandise with cash, check, gift card or a credit card.

          When the Company receives payment from customers before the services have been performed or the customer has taken possession of the merchandise, which principally relates to the sale of gift cards, the amount received is recorded as deferred revenue in the Company’s consolidated balance sheet. The liability remains on the balance sheet until the earlier of redemption, escheatment or 36 months. It is the Company’s and its predecessors’ historical experience that the likelihood of redemption after 36 months is remote. After 36 months, 80% of the remaining liability is relieved and recorded as other income. After 48 months, any remaining 10% of the liability is relieved and recorded as other income. After 60 months, the last 10% of the remaining liability is relieved and recorded as other income.

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

Cosmedicine:

          The Company developed an over-the-counter medical grade skin care line of products called Cosmedicine, for which Johns Hopkins Medicine, acting through The Johns Hopkins Health System Corporation and The Johns Hopkins University (“Johns Hopkins”) consulted on the design and information analysis of independent tests performed on the products. In return for its consulting services, Johns Hopkins Medicine receives fees from KAAI. The Company launched the products in February 2006 for exclusive retail distribution at Sephora stores, KAAI locations and on our respective websites. For the nine months ended April 1, 2006, the Company had $2.4 million in Cosmedicine sales, which accounts for approximately 9% of total revenue and $0.7 million in accounts receivable for the sale of Cosmedicine products, which accounts for approximately 72% of its accounts receivable balance. There were no Cosmedicine sales for the comparable 2005 period.

Accounts Receivable:

          The Company’s accounts receivables includes in-transit credit card payments made by its customers, and Cosmedicine products purchased by Sephora that are being sold in their stores.

Allowances for Doubtful Accounts Receivable:

          The Company maintains allowances for doubtful accounts to cover uncollectible accounts receivable, and evaluates its accounts receivable to determine if they will ultimately be collected. This evaluation includes significant judgments and estimates, including an analysis of receivables aging and a customer-by-customer review for large accounts. If, for example, the financial condition of the Company’s customers deteriorates resulting in an impairment of their ability to pay, additional allowances may be required. As of April 1, 2006, the Company has approximately $35,000 in allowance for doubtful accounts.

Provisions for Inventory Obsolescence:

          The Company records provisions for estimated obsolescence and shrinkage of inventory. The Company’s estimates consider the cost of inventory, forecasted demand, the estimated market value, the shelf life of the inventory and our historical experience. If there are changes to these estimates, additional provisions for inventory obsolescence may be necessary.

Property & Equipment:

          Property and equipment are carried at cost, less accumulated depreciation and amortization. Property, equipment and improvements to leased premises are depreciated using the straight-line method over the estimated useful lives of the assets or when applicable, the term of the lease, whichever is shorter. Estimated useful lives generally range from 5 to 15 years for leasehold improvements and 3 to 7 years for fixtures and equipment. Repair and maintenance expenses, which do not improve or extend the life of the respective assets, are charged directly to expense as incurred. The Company capitalizes all property and equipment purchases in excess of $1,000. The assets and related depreciation and amortization accounts are adjusted for property retirements and disposals with the resulting gain or loss included in the Company’s Consolidated Statements of Operations. Fully depreciated assets remain in the accounts until retired from service.

John Hopkins:

          In December 2004 KAAI entered into a Services and Licensing Agreement with Johns Hopkins Medicine (“Johns Hopkins”), acting through Johns Hopkins Health System Corporation, and the Johns Hopkins University (the “John Hopkins Agreement”). Under the Agreement, Johns Hopkins agreed to provide the following services to us: (i) investigate current methods for skin care parameter testing at the point of sale; (ii) where existing protocols and equipment for skin care parameter testing do not exist or are not acceptable to Johns Hopkins, develop acceptable methods to measure the condition of clients’ skin; (iii) create a new testing methodology to validate skin care product efficacy; (iv) oversee the ongoing testing of skin care products using the Johns Hopkins testing standards; and (v) oversee the testing of 15 of our skin care products using the agreed upon testing standards. This agreement was subject to the satisfaction of certain conditions, which we had to satisfy by October 31, 2005. The conditions include: (i) written agreement by Johns Hopkins and KAAI on: (A) the parameters for research and academic freedom as opposed to work for hire as noted in the agreement; (B) the amount of royalty fees, guaranteed annual fees and equity as noted the agreement; (C) the buyout or additional stock to be provided Johns Hopkins at the end of the term of the agreement; and (D) an appropriate scope of coverage for product and/or contractual liability insurance to be maintained by KAAI; (ii) final approval by internal Johns Hopkins committees for the Permitted Statement (as defined in the agreement); and (iii) documentation of the matters described in the (i) and (ii) by an amendment to the agreement. Our conditions have been extended due to negotiations on use of the John Hopkins name. On November 10, 2005, the period by which we are required to satisfy the conditions was extended to December 31, 2005. On January 3, 2006, the parties extended such period until March 31, 2006. In March 2006, the parties extended such period to June 30, 2006. On June 21, 2006, the period by which we are required to satisfy the conditions was extended to September 30, 2006. The term of the agreement is 5 years after the satisfaction of the conditions.

          We have a multi-pronged alliance with John Hopkins, widely acknowledged to be among the most respected medical institutions in the US. John Hopkins has agreed to review and assess our process for verifying the safety and clinical quality of our practitioners, protocols and facilities; it also provides oversight of our Medical Advisory Board and provides oversight of the scientific testing of our Cosmedicine product line. John Hopkins approved the use of the John Hopkins Medicine name as part of the marketing of our facilities, intellectual property, collateral materials and Cosmedicine products and we are in the process of finalizing a formal agreement with respect to the forgoing.

          Johns Hopkins Medicine’s role with the Company is to provide aesthetic-improvement clients with information regarding performance and safety claims. The relationship is designed to provide consulting services on aspects of our medical services business, and on the safety and performance of our skin care product line. The Company’s goal is to help establish consistent, safe delivery of medical aesthetic services in its centers, to create objective testing of the effects of our skin care products, and to focus on measurable elements of skin health.

          Johns Hopkins has approved the use of the Johns Hopkins Medicine name on the Company’s Cosmedicine packaging. The specific approved language on the packaging is: Johns Hopkins Medicine consulted on the design and information analysis of tests performed on Cosmedicine products. In return for its consulting services, Johns Hopkins Medicine receives fees from KAAI.

          The Company has recorded, pursuant to its agreement with John Hopkins for review and assessment services, amortization of $241,000 and $72,000 for the three months ended April 1, 2006 and March 31, 2005, respectively and $722,000 and $216,000 for the nine months ending April 1, 2006 and March 31, 2005, respectively. The Company also recorded non-cash interest expense of $63,000 and $15,011 for the three months ended April 1, 2006 and March 31, 2005, respectively and $197,000 and $48,000 for the nine months ending April 1, 2006 and March 31, 2005, respectively. The Johns Hopkins Agreement is carried on the balance sheet at the present value of all future payments to Johns Hopkins and amortized over the term of the agreement. The carrying value of this asset was $4.0 million as of April 1, 2006. The amount is reported as a component of Intangible Assets.

          As of April 1, 2006, John Hopkins held a minority interest in KAAI constituting shares of Series E Preferred Stock. The Series E Preferred Stock represented John Hopkin’s equity interest in KAAI. On May 4, 2006, Johns Hopkins voluntarily forfeited all of its equity interest in KAAI shares of Series E Preferred Stock. The forfeited shares constituted all issued and outstanding shares of Series E Preferred Stock and as a result, as of May 4, 2006, no shares of Series E Preferred Stock of KAAI are issued and outstanding. As a result of the forfeited shares, the Company plans on canceling these shares at the end if its fiscal year, ending June 30, 2006.

Goodwill:

          Goodwill is tested for impairment annually or more frequently in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Fair values are estimated based on the Company’s best estimate of the expected present value of future cash flows and compared with the corresponding carrying value of the reporting unit, including goodwill. The Company considers its facilities to be reporting units when it tests for goodwill impairment because that is where the Company believes goodwill resides. The Company tested for goodwill at June 30, 2005 and determined that the estimated fair value of the reporting units exceeded their carrying amounts, indicating no impairment of goodwill. A similar review will be conducted annually in June, or more frequently if indicators of potential impairment exist.

          The Company’s impairment review process is based on a discounted future cash flow approach that uses estimates of revenues for the reporting units, driven by assumed growth rates, estimated future gross margin and expense rates, as well as acquisition integration and maturation, and appropriate discount rates. These estimates are consistent with the plans and estimates that are used to manage the underlying businesses. Charges for impairment of goodwill for a reporting unit may be incurred in the future if the reporting unit fails to achieve its assumed revenue growth rates or assumed gross margin, or if interest rates increase significantly.

Loss Per Share:

          Basic loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, adjusted to reflect the dilutive impact of potential shares of common stock outstanding during the period.

          Each security is evaluated to determine if the security or note is dilutive or anti-dilutive. If the security is to be deemed anti-dilutive, it is excluded from the computation for diluted loss per common share. A total of 25,404,083 and 2,671,135 equivalent shares related to convertible securities were considered anti-dilutive, due to the Company having a net loss applicable to common shareholders for the nine months ended April 1, 2006 and March 31, 2005, respectively and were therefore excluded from the loss per common share calculation. Stock options and warrants with exercise prices greater than the average market value of the Company’s Common Stock are also excluded from the computation of dilutive loss per common share.

     2. STOCK BASED COMPENSATION PLAN

          In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions (employee stock options). The statement requires the measurement of the cost of employee services received in exchange for an award of equity instruments (such as employee stock options) at fair value on the grant date. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award (the requisite service period). The Company adopted FAS 123R, “Share-Based payment”, applying the modified retrospective method.

          All existing stock options have been issued under the subsidiary (KAAI) 2003 stock option plan. Management is currently drafting a new stock option plan for the Company that will be presented to the board of directors of the Company and shareholders for approval in the first quarter of fiscal year 2007. Once the new stock option plan is approved, the Company will start the process of exchanging KAAI options for options of the Company under the new stock incentive plan.

          The Company recognized approximately $37,000 and $52,000 for the three months ended April 1, 2006 and March 31, 2005, respectively and approximately $146,000 and $131,000 for the nine months ended April 1, 2006 and March 31, 2005, respectively, for stock options granted. In addition, as of April 1, 2006, there was approximately $516,000 in unrecognized stock based compensation expense related to non-vested stock options which is expected to be recorded in future periods.

          A summary of the KAAI’s share option activity and related information during the period ended April 1, 2006 is as follows.

		Weighted Average
Options outstanding	Shares	Exercise Price

Outstanding, June 30, 2005	3,354,150	$4.00
Granted	—	—
Cancelled	(1,215,150)	4.00
Exercised	—	—
Outstanding, April 01, 2006	2,139,000	$4.00

	Options outstanding			Options exercisable

Range of exercise prices	Number of options outstanding as of 4/1/06	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable as of 4/01/06	Weighted average price

Stock options issued @ $4.00	2,139,000	8.25	$4.00	953,875	$4.00

     3. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The table below consists of the Company’s accrued expenses and other current liabilities as of April, 1 2006 and June 30, 2005.

(Amounts in thousands)	April 1, 2006	June 30, 2005

Accrued Interest	$2,614	$3,654
Accrued Dividends	2,118	1,853
Accrued Management Fees	1,714	1,305
Due to John Hopkins – License fees	1,500	—

Payroll, Benefits and Other	2,884	3,103

Total Accrued Expenses and Other Current Liabilities	$10,830	$9,915

     4. LONG TERM DEBT AND LIABILITIES:

          The table below consists of the Company’s long term debt and liabilities as of April 1, 2006 and June 30, 2005.

(Amounts in thousands)	Maturity Dates	Interest Rate %	April 1, 2006	June 30, 2005

Senior debt	3/31/2009	12%	$—	$8,836
Senior subordinated debt, net of debt discount	11/4/2010	10%	—	12,066
Other long term debt
Seller notes payable	Varies	5%-15%	1,000	7,061
Other long term liabilities
Long term licensing obligation	12/1/2008	6%	2,515	4,555
Capital lease obligations	Varies	6%	130	225
Deferred liability
Sephora	12/31/2010	N/A	5,000	5,000
Convertible Securities	N/A	N/A	349,631	11,684

Long term debt			$358,276	$49,427

          The Company’s Senior Debt, represents our commitment to Technology Investment Capital Corporation (TICC), in the amount $9 million and $8.8 million as of April 1, 2006 and June 30, 2005, respectively. On June 30, 2006, the Company obtained a covenant compliance waiver and amendment under the senior debt agreement with TICC. The Company obtained a waiver for the Consolidated Senior Debt to Consolidated EBITDA ratio covenant test for all periods through March 31st, 2007. In addition, the Company obtained amended covenants for the Unit EBITDAR, Unit Fixed Coverage Ratio and minimum cash required covenant tests.

          As such, management believes that the new waiver and amendments will allow the company to remain in compliance with all covenant tests under the senior debt agreement for the next four quarters from April 1, 2006. This assessment is based upon a review of management’s financial projections as compared to each covenant test.

          The Company intends to repay the senior subordinated debt with proceeds from a financing it expects to complete in the near term. As a result, the senior subordinated debt was reclassed to current liabilities as of April 1, 2006.

     5. SHARE EXCHANGE AGREEMENT:

          On December 20, 2005, the Company entered into the Share Exchange Agreement (the “Share Exchange Agreement”) with KAAI and KAAI securityholders, pursuant to which KAAI Securityholders received newly issued preferred securities of the Company in exchange for their securities of KAAI.

          The transaction is considered to be a capital transaction in substance, rather than a business combination. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization.

          Accordingly, the outstanding shares of KAAI have been restated on the balance sheet and the statement of stockholders’ deficit to give effect to the Share Exchange Agreement as of June 30, 2005. The restated shares have been used in the computation for loss per share to preserve comparability of those figures. The historical financial statements prior to the December 20, 2005 Share Exchange Agreement are those of KAAI.

          The following table shows the effect of reclassifying the Common Stock and Preferred Stock as if the Share Exchange Agreement took place on June 30, 2005:

(Amounts in thousands)

KAAI Common Stock	$93
KAAI Series A Preferred Stock	2,130
KAAI Series B Preferred Stock	965
KAAI Series C Preferred Stock	350
KAAI Series D Preferred Stock	8,146

Amount reclassified to convertible securities in the liabilities section of the balance sheet	$11,684

          A note payable of $5,905 (long term portion $5,161, short term $744), classified under seller notes payable, along with accrued interest thereon of $1,598, was converted into KAAI’s common stock, which was subsequently exchanged for Series B Preferred Stock of the Company. In addition, the senior subordinated note payable for $12,066 along with accrued debt discount thereon of $1,234, was converted into KAAI’s common stock and subsequently exchanged for Series B Preferred Stock, par value 0.001 per share of the Company (the “Series B Preferred Stock”).

          As of December 20, 2005, under the terms of the Share Exchange Agreement, shares of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock of KAAI, the outstanding senior subordinated debt, other long term debt, accrued interest on the other long term debt and certain accrued dividends, which immediately prior to the consummation of the Share Exchange Agreement were converted into KAAI’s Common Stock, were exchanged for Series B Preferred Stock of the Company. The outstanding shares of Series G Preferred Stock and Series H Preferred Stock of KAAI were exchanged for Series C Preferred Stock, par value $0.001 per share of the Company (the “Series C Preferred Stock”).

          The following table reflects the amounts of KAAI securities that were converted into common stock of KAAI and subsequently exchanged for securities of the Company under the Share Exchange Agreement:

(Amounts in thousands)

Securities exchanged for Series B Convertible Preferred Stock of the Company
Note payable, Kidd & Company	$5,905
Accrued Interest on note payable	1,598
Senior subordinated debt (gross)	13,300
KAAI common stock	93
KAAI series A convertible preferred stock	2,130
KAAI series B convertible preferred stock	965
KAAI series C convertible preferred stock	350
KAAI series D convertible preferred stock	8,146
Accrued preferred dividends on KAAI preferred stock	464

Subtotal of securities exchanged for Series B Preferred Stock of the Company	$32,951

Securities exchanged for Series C Preferred Stock of the Company
KAAI series G redeemable convertible preferred stock	$9,702
KAAI series H redeemable convertible preferred stock	4,538

Total securities exchanged for Series C Preferred Stock of the Company	$14,240

          On December 22, 2005, affiliates of North Sound Capital, LLC and Velesco Capital Management, LP invested $15.3 million in exchange for 1,530 newly issued shares of our Series D Convertible Preferred Stock, par value $0.001 per share (the “Series D Preferred Stock” and together with the Series B Preferred Stock and the Series C Preferred Stock, the “Preferred Stock”). Issuance costs associated with the round of financing amounted to approximately $0.4 million. The Company also issued warrants to purchase 2,395 shares of Series B Preferred Stock with the Series D Preferred stock, which were valued using the Black-Scholes option pricing model using the following assumptions: risk-free rate of return – 4.36%; term – 5 years; volatility – 30%; dividend yield – 0.0%. The value ascribed to the warrant was $5.4 million. As a result of the value being allocated to the warrants, a beneficial conversion feature resulted on the Series D Preferred Stock. The total beneficial conversion feature was approximately $30 million but was recorded only to the extent of the carrying value of the Preferred Stock, in the amount $9.9 million. The value ascribed to the warrant in the amount $5.4 million was accreted as a dividend and recorded immediately as an increase in additional paid in capital and an increase in accumulated deficit.

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

          Since the Company does not have sufficient number of authorized shares of Common Stock to allow for the conversion of the Preferred Stock into Common Stock or the exercise of warrants for Series B Preferred Stock that may ultimately be converted into Common Stock, in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company has reclassified these instruments to liabilities.

          The following table shows the effect of reclassifying the Preferred Stock and warrants:

(Amounts in thousands)

Series B Preferred Stock of the Company	$32,951
Series C Preferred Stock of the Company	14,240
Series D Preferred Stock of the Company (as restated)	9,939

Warrants to purchase Series B Preferred Stock issued to the holders of Series B Preferred Stock	935
Warrants to purchase Series B Preferred Stock issued to the holders of Series C Preferred Stock	1,535
Warrants to purchase Series B Preferred Stock issued to the holders of Series D Preferred Stock (as restated)	5,361

Amount reclassified to convertible securities in the liabilities section of the balance sheet	$64,961

     6. CONVERTIBLE SECURITIES

          Under EITF 00-19, the Company is required to remeasure the convertible securities at each reporting period end based on fair value. The Company determines the fair value of the convertible securities based on the number of shares common stock into which they are convertible and the current fair value of the common stock on the remeasurement date. Fair value of the common stock is determined based on actual amounts paid for a share of common stock in a transaction closest to the remeasurement date. The fair values of the common stock as of December 31, 2005 and April 1, 2006 were $0.40 and $0.69, respectively. The number of common shares into which the convertible securities are convertible was 506,576,690 as of December 31, 2005 and April 1, 2006. As of December 31, 2005, the Company calculated the fair value of the convertible securities to be approximately $203 million and has recorded $138 million as an unrealized loss for the three and six month periods ended December 31, 2005 (see note on Restatement of Interim Condensed Consolidated Financial Statements). As of April 1, 2006, the Company remeasured the convertible securities based on an estimated fair value of approximately $350 million and recorded an unrealized loss of approximately $147 million and $285 million for the three months and nine months ended April 1, 2006, respectively.

     7. CONTRACTUAL OBLIGATIONS AND COMMITMENTS

          The Company leases facilities under non-cancelable operating leases. Future minimum lease payments under existing operating leases are as follows (in thousands):

Year Ending June 30,

2006 (Balance of year)	$945
2007	3,989
2008	3,852
2009	3,229
2010	3,259
2011 and thereafter	14,642

$29,916

          The Company is obligated under various investor agreements for registration right penalties associated with the timely filing of our Form S-1 registration statement. The Company is subject to registration right penalties with all holders of Series C Preferred Stock and Series D Preferred Stock. For the Series C Preferred Stock holders, the penalty is 1% per month of the principal investment amount after May 9th, 2006. For the Series D Preferred Stock holders, the Company is obligated under two different registration right penalties. The first penalty states that if the Company fails to increase the number of authorized shares by May 1, 2006, the Company will incur a one time penalty of 3% of the principal investment amount and 1.5% per month thereafter. The second penalty states that if the Company fails to have the registration statement declared effective by June 6, 2006, the Company will incur a one time 3% penalty of the principal investment amount and 1.5% per month thereafter.

          The Company is currently re-negotiating these registration right penalties with each investor to have these penalties either waived or converted to equity. In the event that the Company fails to successfully renegotiate these registration right penalties, the penalty payments may have a significant adverse impact to the cash flow and liquidity of the Company.

     8. SUBSEQUENT EVENTS

Consulting Agreement:

          On April 4, 2006, KAAI entered into a Consulting Agreement (the “Consulting Agreement”) with Mark Potter and Atlantis Laboratories, Inc. (the “Formulators”). The Formulators have developed, formulated and produced skin care products for KAAI’s Cosmedicine product line. Under the Consulting Agreement, the Formulators agreed to use their best efforts to provide all services necessary to (i) expand the number of product types in KAAI’s over-the-counter Cosmedicine line, (ii) formulate and develop an enhanced version of (a) Cosmedicine, (b) a foundation cosmetic line, (c) a hair care product line and (d) a cosmetics line, and (ii) have such products produced and shipped by Atlantis for sale at KAAI’s spa and salon facilities and other outlets. The Formulators agreed to supply KAAI with all of the foregoing products it requires and which KAAI orders in accordance with the Consulting Agreement.

          The Consulting Agreement also contains a non-competition clause that provides, among other things, that (i) the formulas developed by the Formulators for KAAI are proprietary and may not be used by the Formulators for any purpose other than on behalf of KAAI and may not be utilized in products sold to anyone other than KAAI and (ii) except for limited exceptions, the Formulators will not directly or indirectly acquire or own any interest in any entity engaged in the business conducted by KAAI. In addition, Mr. Potter agreed to spend a majority of his formulation time on behalf of KAAI for the first 12 months of the Consulting Agreement. After KAAI begins purchasing in excess of $5,000,000 annually in products, Mr. Potter is required to devote at least 90% of his formulation time to KAAI product development requirements. Mr. Potter is to be paid an annual consulting fee of $207,000 in equal monthly installments of $17,250. In addition, KAAI will grant Mr. Potter an option to purchase 150,000 shares of common stock of KAAI at an exercise price of $2.50 per share, vesting over a period of four years.

          The initial term of the Consulting Agreement is five years and automatically renewed for an additional five years at the end of each five year term, unless earlier terminated as provided in the agreement filed as an exhibit in the Company’s Form 8-K dated April 21, 2006.

Formula Agreement:

          In connection with the Consulting Agreement, on April 12, 2006, KAAI entered into a Formula Agreement (the “Formula Agreement”) with the Formulators and JPMorgan Chase Bank, N.A., as Escrow Agent (the “Escrow Agent”). Pursuant to the Formula Agreement, the Formulators agreed that all existing and future formula, manufacturing procedures and specifications, along with specific details of all raw material suppliers and specifications for the raw materials relating to the products to be purchased by KAAI from the Formulators are to be deposited with the Escrow Agent. In the event of certain specified events and/or contingencies, the Escrow Agent is required to deliver such formulas, manufacturing procedures and specifications to KAAI.

Construction Loan Agreement:

          Pursuant to the Consulting Agreement, KAAI agreed to loan up to a total of $1,100,000 to Mr. Mark Potter for the purchase of land in Conroe, Texas (“Property”) and construction of a laboratory and manufacturing facility to manufacture and supply the Cosmedicine line of products. On April 17, 2006, KAAI made a loan of $392,200 to the Formulators for the purchase of the Property evidenced by a Promissory Note (the “Promissory Note”). Under the Promissory Note, the principal sum of $392,200 with interest at the rate of 6-1/2% per annum is payable in 120 monthly installments of principal and interest in the amount of $4,453 each with the first installment due on May 1, 2006. The Formulators’ obligations under the Promissory Note are secured by a Deed of Trust, and Assignment of Rents and Security Agreement, dated April 4, 2006.

          In connection with the foregoing, KAAI also entered into a Construction Loan Agreement dated April 4, 2006 with the Formulators (the “Construction Loan Agreement”) pursuant to which the Formulators executed a $650,000 Construction Loan Promissory Note (“Construction Loan Promissory Note”) to KAAI for the development of a laboratory and manufacturing facility to be operated by Atlantis Laboratories, Inc. on the Property. Under the terms of the Construction Loan Agreement, KAAI is to make advances to the Formulators under the Construction Loan Promissory Note from time to time in connection with the construction on the Property. The amount of each advance will be determined by KAAI. The unpaid principal balance on the Construction Loan Promissory Note bears interest at a rate of 6-1/2% per annum. Monthly installments of interest only on the outstanding principal balance will be due commencing on the first day of the month following the initial advance and continuing on the first day of each subsequent month up to and including April 1, 2007. Commencing May 1, 2007, and continuing through April 1, 2016, installment payments of principal and interest will be due in such amount as will be sufficient to pay in 108 equal payments all principal and accrued interest.

          The Formulators’ obligations under the Construction Loan Promissory Note are secured by a Construction Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing dated April 4, 2006 between Mr. Potter and the Trustee, for the benefit of KAAI covering the Property.

We have agreed to assign the Construction Loan Agreement, Promissory Note, Construction Loan Promissory Note, Deed of Trust and Construction Deed of Trust to Technology Investment Capital Corp. (“TICC”) as additional collateral to secure KAAI’s obligations under the Note and Warrant Purchase Agreement with TICC dated March 31, 2004, as amended.

Bridge Financing:

          On May 9, 2006, we entered into a Loan Agreement with some of our existing shareholders, pursuant to which the Lenders loaned the Company $4,838,710 to be used by the Company for capital expenditures and general working capital. Pursuant to a Subordination Agreement dated May 9, 2006 with the Lenders and TICC, the Loan is subordinated to the Company’s existing senior indebtedness to TICC under the Note and Warrant Purchase Agreement, dated March 31, 2004, as amended.

Laurus Financing:

          On June 30, 2006 we sold to Laurus Master Fund, Ltd. (“Laurus”) a Secured Term Note in the aggregate principal amount of $25,000,000 (the “Note”) and issued to Laurus series A warrants, series B warrants and series C warrants to purchase up to 37,351,824 shares, 6,839,394 shares and 6,693,875 shares, respectively, of our common stock.

          We placed $21,556,000 (the “Funding Amount”) into a restricted account that will only be release to us if the following conditions (the “Funding Amount Conditions”) are satisfied by July 11, 2006:

•	We and our subsidiaries deliver to Laurus evidence that $5,200,000 in additional junior capital has been raised.

•	We and our subsidiaries deliver (or cause to be delivered) a subordination agreement(s) executed by each of us and any of our lenders reasonably acceptable to Laurus.

•	Laurus receives an executed payoff letter from Technology Investments Capital Corporation, our existing senior lender, in form and substance satisfactory to Laurus in its sole discretion.

          We also placed $2,500,000 (the “Interest Amount”) in a restricted account to be utilized to prefund interest for the first year of the Note. The balance of the $25,000,000 is to be used for Laurus’s closing payment of $900,000, Laurus’s due diligence and structuring expenses of $40,000 and escrow agent fees of $4,000. If the Funding Amount Conditions are not met by July 11, 2006, the Funding Amount and the Interest Amount will revert to Laurus.

          The Note matures on June 30, 2010 and interest accrues at a rate per annum equal to the “prime rate,” plus two percent (2%) per annum, payable monthly, in arrears, commencing on August 1, 2006. Commencing on August 1, 2007, we will make monthly payments to Laurus in an amount equal to $416,666.67 together with any accrued and unpaid interest on such portion of the outstanding principal amount plus any and all other unpaid amounts which are then owing under the Note. Our payment obligations are guaranteed by certain of our subsidiaries and are secured by all of our and such subsidiaries’ assets.

          The warrants have a 10-year term and an exercise price equal to $0.01 per share, or in certain circumstances, may be exercised on a cashless basis. If, prior to the fourteenth month anniversary of June 30, 2006, (i) our obligations under the Note have been reduced to $12,500,000 or less, then the series B warrants will automatically be cancelled and terminated; and (ii) our obligations under the Note have been reduced to zero, then the series C warrants will automatically be cancelled and terminated. We are obligated to file a registration statement with the Securities and Exchange Commission covering the resale of the shares underlying the warrants.

          We have also agreed to use our best efforts amend our certificate of incorporation to increase the number of authorized shares of our common stock to such number as shall be sufficient to permit the exercise in full of the warrants (the “Share Amount”). If Laurus notifies us at any time prior to the effective date of such amendment that it desires to exercise the warrants prior to such effective date, we will promptly issue, in exchange for the warrants, substitute warrants exercisable to purchase that number of shares of our series B convertible preferred stock that are, upon authorization of the Share Amount, immediately convertible into the number of shares of our common stock that would then have been issuable upon exercise of the warrants in full if our certificate of incorporation had then provided for sufficient authorized shares of our common stock to satisfy such exercise, and otherwise containing substantially the same terms and provisions as the warrants.

          On July 3, 2006, we borrowed $1,000,000 from William J. Kidd, a shareholder of the Company, through an affiliated company, and $150,000 from Andrew D. Lipman, a shareholder, Director and Officer of the Company. These amounts were borrowed in anticipation of and are intended to be part of the $5,200,000 of junior capital which is currently being raised by the Company with Subordinated Lenders in connection with the Laurus transaction described above. The foregoing loans will be payable and will otherwise be on the terms and conditions of the $5,200,000 junior capital financing to be executed in connection with the release of funds under the Laurus agreement described above.

Liquidity:

           The accompanying financial statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has experienced operating losses and negative cash flow from operations. As of April 1, 2006, the Company has a cumulative deficit of $350.8 million and a working capital deficiency of $23.6 million, as compared to June 30, 2005, the Company had a cumulative deficit of $39.7 million and a working capital deficiency of $20.3 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is ultimately dependent on its ability to increase sales and reduce expenses to a level that will allow it to operate profitably and sustain positive operating cash flows, and the Company’s ability to successfully raise additional capital.

          There is no assurance that the recent bridge financing will be sufficient to fund operations until sales and profitability improves to the point that the Company is able to operate from internally generated cash flows. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management plans include raising additional capital, and executing the expansion plans per the business plan. However, there can be no assurance that these sources will provide sufficient cash inflows to enable the Company to achieve its operational objectives.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          You should read the following discussion in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with the Klinger Advanced Aesthetics, Inc. (“KAAI”) audited financial statements and notes thereto for the fiscal year ended June 30, 2005 (as restated) included in our Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 21, 2006.

          Unless otherwise indicated: references to “TrueYou” refer to Trueyou.com Inc.; references to “KAAI” refer to Klinger Advanced Aesthetics, Inc. and its consolidated subsidiaries; references to the “we,” “our,” and “us” refer to TrueYou.Com Inc. and its consolidated subsidiaries (including KAAI); and the terms “fiscal quarter” and “three months” in this Quarterly Report on Form 10-Q refer to the quarter ended April 1, 2006.

Forward-Looking Statements

          Certain of the statements set forth in this Form 10-Q constitutes “Forward Looking Statements.” Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or words or expressions of similar meaning. Therefore, readers are cautioned that there also can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate and results may differ materially. In light of the significant uncertainties inherent to the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation or warranty by us or any other person that our objectives and plans will be achieved in any specified time frame, if at all. Thus, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, except to the extent required by applicable laws or rules, we do not undertake any obligation to update any forward-looking statements or to announce revisions to any of the forward-looking statements after the date of this Form 10-Q.

Overview

          We offer both medical and non-medical KAAI Signature Services and products to customers under one delivery system and we are bringing cosmetic surgery, cosmetic dentistry and dermatology, and salon and spa services together under a single brand, giving clients access to top service providers, unique treatments and predictable results in a state of the art environment. We co-brand our trade name with the trade names of the salons and spas that we acquired. Our salons and spas share certain corporate resources such as senior management and administrative services. We had 527 employees on April 1, 2006.

          KAAI commenced business operations on June 29, 2003 when it acquired Dischino Corporation. Dischino Corporation operated an established beauty salon and spa in West Palm Beach, Florida. In December 2003, KAAI acquired three additional facilities in the State of Florida. The first facility was a spa located in Palm Beach Gardens, the second and third facilities were spas located in Boca Raton. In April 2004, KAAI expanded operations by acquiring assets of the Georgette Klinger Corporation which owned and operated nine salons throughout the United States that offer spa and salon services.

          Our locations include two fully integrated properties located in West Palm Beach, Florida and Palm Beach Gardens, Florida. Of our twelve locations, two are fully integrated properties, eight are in the planning stages for conversion into fully integrated properties, or what we call the “KAAI Model,” and two are being converted to a new format which will offer cosmetic dermatology, spa and salon services, and retail products in a luxurious upscale setting. These two facilities will occupy a smaller square footage than many of our other facilities. These locations are located in key markets with a national operating presence. Our additional locations are:

•	Manhattan, New York,

•	Manhasset Long Island, New York

•	Beverly Hills, California

•	Costa Mesa, California

•	Boca Raton, Florida

•	Palm Beach, Florida

•	Washington, DC

•	Dallas, Texas

•	Chicago, Illinois and

•	Short Hills, New Jersey

          We consider West Palm Beach and Palm Beach Gardens, Florida locations to be our flagship facilities. These fully-integrated facilities feature cosmetic dermatology, skin care, cosmetic surgery consultations, hair care, spa and salon services, and retail products on site, and cosmetic surgery and dentistry via off-site affiliated providers. All of our medical treatments and providers (both on and off-site) are reviewed and approved by our Medical Advisory Board. Our Medical Advisory Board is advised by Johns Hopkins Medicine (“John Hopkins”), acting through The John Hopkins Health System Corporation and The Johns Hopkins University. Johns Hopkins Medicine provides clinical and safety oversight for our medical services. We have rights to use the Johns Hopkins Medicine name in this regard and approved language is used in our facilities and diagnostic software. We believe that our clients are able to better understand their aesthetic service and product needs via the use of our SkinState diagnostic tools which objectively record facial aesthetic metrics such as hydration (moisture) level, sebum (oil) level, pore size, UV damage, and other facial aesthetic metrics.

          In addition, we help clients navigate through an array of beauty enhancement options through our Aesthetics Concierge program which is currently available in our flagship locations. The Aesthetics Concierge guides interested clients through a comprehensive analysis of the client’s current aesthetic characteristics and goals. The Aesthetics Concierge also provides information and decision support on all of our treatments, services and products. We believe the Aesthetics Concierge function to be an integral component of consumer education about aesthetic services and products and that it translates into client interest in additional products and services that we offer.

          We have developed an over-the-counter medical grade skin care line of products called Cosmedicine, for which clinical testing, design and data analysis were overseen by Johns Hopkins. We launched the products in February 2006 for exclusive retail distribution at Sephora stores, KAAI locations and on our respective websites. All Cosmedicine products are being developed and formulated for us by Atlantis Laboratories. Atlantis Laboratories is an independent developer and manufacturer of bulk skin care products. We believe that going forward; revenues generated from sales of our Cosmedicine products will be a significant percentage of our aggregate revenues.

          In addition, we are developing an Advanced Practice Delivery System (“APDS”), a practice management system for medical offices that perform aesthetic procedures. APDS is being designed to provide a series of unique tools that we believe will improve the quality, safety and predictability of aesthetic services performed in a medical setting. APDS will have a series of functions, each of which will be guided by standardized protocols to optimize standardization. We expect to license APDS to cosmetic medical practitioners in the United States and abroad.

          Our financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since KAAI’s inception, it has experienced large operating losses and negative cash flow from operations. As of June 30, 2005, we had an accumulated net deficit of $39.7 million and a working capital deficit of $20.3 million. For the nine months ended April 1, 2006, we had an accumulated net deficit of $351 million and a working capital deficit $24.7 million. Included in our net deficit is the remeasurement of convertible securities which resulted in an additional liability in the amount $285 million. These factors raise substantial doubt about our ability to continue as a going concern. Also, as a result of our losses, the opinion of our Independent Registered Public Accountants on our audited financial statements for fiscal years 2005, 2004 and 2003 has included an explanatory paragraph relating to “going concern.” A going concern explanatory paragraph indicates that our auditors have substantial doubt about our ability to continue as a going concern for at least a reasonable period of time. Our ability to continue as a going concern ultimately depends on our ability to increase sales and reduce expenses to a level that will allow us to operate profitably and sustain positive operating cash flows.

Current Trends and Outlook

          With our launch of Cosmedicine at exclusive retail distribution at Sephora stores, KAAI locations and on our respective websites, we believe that revenues generated from sales of our Cosmedicine products will be a significant percentage of our aggregate revenues going forward. We have had slower growth due to some facilities experiencing losses. We believe the reasons behind this trend include our facility in Boca Raton that has not fully recovered from hurricane damage that was sustained in October, 2005. This includes significant employee turnover at this facility as a result of the damage sustained. The Company believes that the facility will recover early in the summer of 2006. In addition, we have also closed our Beverly Hills facility for renovations and expect to reopen it in July 2006.

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

          Medical Services. Our medical services are grouped into the following categories:

Dermatology Services – Our dermatology offerings include injection services (Botox and Restylane), facials, sclerotherapy (vein treatments), peels, microdermabrasion, permanent make-up, laser resurfacing and laser hair removal.

Cosmetic Dentistry Services – Our two integrated flagship locations offer consumers access to cosmetic dentistry services, including tooth whitening and veneers.

Cosmetic Surgery Services – Our integrated flagship locations offer consumers access to cosmetic surgery services, including liposuction, breast enhancement, breast reduction, eye, brow, breast, body and face lifts, nose contouring, tummy tucks and cheek/chin implants. In addition, the Company also performs such services in an off-site medical facility.

          To generate our revenues for our medical segment, we enter into medical practitioner fee contracts with our medical practitioners where they receive a percentage of the revenue generated from the performance of their services. Depending upon the medical provider and the type of service that is delivered, the percentage varies from 30-70% for dermatology revenues and from 50-70%for cosmetic surgery revenues. We also contract with Ambulatory Service Centers to provide the facility and supporting staff that our Cosmetic Surgeons utilize to perform their services. Typically, these arrangements are based upon a per hour charge for the uses of the facility.

          In all cases, our medical practitioners are contracted as consultants and not as employees. In addition, we do not generate any revenues from referring individuals to medical providers.

          A majority of our medical revenue is derived from our Florida facilities. As such, we have spent considerable legal and consulting costs to ensure that we comply with all state and federal regulations with which we must comply, especially as it relates to Florida’s state regulations.

          Retail Products. Our locations offer a variety of retail products including products for hair care, skin care, and make-up. Hair care product offerings include such brands as Goldwell, Wella, Primary Scent, Kerastase, and Bumble & Bumble. Skin care product offerings include such brands as DDF, Obagi, IS Clinical, Neova, MD Skincare, Skinceuticals, and Strivectin. Make-up product offerings include such brands as Pauls Dorf, Glominerals, Vincent Longo, and Darphin. Additionally many of our locations offer private label skin care brands, Georgette Klinger and Anushka. We have developed an over-the-counter medical grade skin care line of products called Cosmedicine, for which John Hopkins Medicine consulted on the design and information analysis of tests performed on Cosmedicine products.

          Other. We derive e-commerce revenue primarily through the sale of private label skin care products via the internet. For the nine months ended April 1, 2006 and March 31, 2005, e-commerce revenue was approximately $0.4 million, respectively.

          We manage our business by evaluating net revenue, gross margin, and liquidity. We encounter a variety of challenges that may affect our business. These factors include weather, including hurricanes which have adversely impacted our facilities in Florida, and our dependence on individuals to provide services to our clients who leave the Company and take clients with them. Further, we are dependent on a third party, Atlantis Laboratories, for the development and supply of bulk product for our Cosmedicine product line which we launched in February 2006.

          We utilize several financial and operational metrics to evaluate the health and strength of our business. We utilize metrics such as revenue growth, gross margin percentage, payroll efficiency percentage, EBIDTA and free cash flow to assess the general health of our operations, including segmenting these metrics by facility and by business segment. In addition, we utilize specific performance metrics by business segment to assess performance by business segment. For example within our retail business segment, we track retail revenue as a percentage of our service revenue by facility to assess the performance of our retail segment. We benchmark each facility against all facilities to determine opportunities for improvement and develop action plans relative to the performance of these metrics. In addition we utilize working capital and liquidity ratios to assess our future cash needs and current cash position.

          Beginning in fiscal year 2006 (which started on July 1, 2005), we are following the standard fiscal year of the retail industry, which is a 52 or 53 week period ending on the Saturday closest to June 30 of the following year.

Critical Accounting Estimates

          Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

          Revenue Recognition: Revenue is recognized for services rendered or product sold at the time when the service is performed or the item sold. When a gift card is purchased for a future service or product, the value of the card is recorded as a liability. The liability remains on the balance sheet until the earlier of redemption, escheatment or 36 months. It is our’s and our predecessors’ historical experience that the likelihood of redemption after 36 months is remote. After 36 months, 80% of the remaining liability is relieved and recorded as other income. After 48 months, any remaining 10% of the liability is relieved and recorded as other income. After 60 months, the last 10% of the remaining liability is relieved and recorded as other income.

          Accounting for Acquisitions and Intangible Assets: We have accounted for our acquisitions under the purchase method of accounting for business combinations. Under the purchase method of accounting, the cost, including transaction costs, are allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired, including allocated intangible assets, is recorded as goodwill.

          The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly affect net income. To the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset; net income in a given period may be higher.

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

          Provisions for Inventory Obsolescence: We record provisions for estimated obsolescence and shrinkage of inventory. Our estimates consider the cost of inventory, forecasted demand, the estimated market value, the shelf life of the inventory and our historical experience. If there are changes to these estimates, additional provisions for inventory obsolescence may be necessary.

          Gift Cards: We review the aging of our gift card liability quarterly in relation to our historical redemption rates. We recognize revenue for those cards we determine will not be redeemed to the extent that they are not subject to escheatment laws.

          Stock Based Compensation: We estimate the cost of stock based compensation using the Black-Scholes Option Pricing Model. Inherent in that model are assumptions including the volatility of our Common Stock and the length of time which we expect an option to remain outstanding.

          Deferred Income Taxes: We review our provision for income taxes at least quarterly and make a determination as to the likelihood of our ability to use the income tax benefit of our net operating losses. We then make a determination as to an appropriate allowance to reduce the value of this asset.

          Convertible Securities: We remeasured our convertible securities in compliance with EITF 00-19, based on the fair value of our Common Stock into which they are convertible. The fair value of the

Common Stock is based in the price paid for a share of the stock closest to the measurement date. As of April 1, 2006 the price paid for our Common Stock in the most recent transaction was $0.69. Changes in the price paid for a share of our Common Stock can have a significant impact on the amount recorded for the convertible securities. For example, the movement up or down in the price of our Common Stock by $0.10 will cause the balance of convertible securities to fluctuate by approximately $5 million. As of June 30, 2006, the current traded value of our share of Common Stock is $0.39.

Results of Operations

          The following table sets forth our income statement data as a percentage of net sales for the periods indicated below:

	Nine months ended				Quarter ended

In thousands, except share and per share amounts	April 1, 2006		March 31, 2005		April 1, 2006		March 31, 2005

Revenues
Service	$18,446	71%	$19,198	77%	$6,492	62%	$7,008	80%
Retail	7,355	29%	5,641	23%	3,991	38%	1,794	20%

Total Revenue	25,801	100%	24,839	100%	10,483	100%	8,802	100%

Cost of Revenue
Service	$10,805	42%	$10,312	42%	$3,945	38%	$3,422	39%
Retail	2,593	10%	2,236	9%	1,233	11%	761	9%

Total Cost of Revenue:	13,398	52%	12,548	51%	5,178	49%	4,183	48%

Gross Margin
Service	$7,641	30%	$8,886	36%	$2,547	24%	$3,586	41%
Retail	4,762	18%	3,405	13%	2,758	27%	1,033	11%

Total Gross Margin	12,403	48%	12,291	49%	5,305	51%	4,619	52%

Selling, general and administrative expenses	29,468	114%	21,055	85%	10,985	105%	6,800	77%

Depreciation and amortization	3,141	12%	2,771	11%	873	8%	953	11%

Total operating Expenses	32,609	126%	23,826	96%	11,858	113%	7,753	88%

Operating loss	(20,206)	(78)%	(11,535)	(46)%	(6,553)	(63)%	(3,134)	(36)%

Interest expense, net	3,391	13%	2,974	12%	348	3%	1,064	12%
Unrealized loss on convertible securities	284,749	2,125%	—		147,000	2,839%	—

Net loss	(308,346)	1,195%	(14,509)	(58)%	(153,901)	1,468%	(4,198)	(48)%
Dividends on preferred stock	769	(3)%	1,023	4%	407	(4)%	376	4%

Net loss applicable to common shareholders	$(309,115)	(1,198)%	$(15,532)	(63)%	$(154,308)	(1,472)%	$(4,574)	(52)%

Three months ended April 1, 2006 compared to three months ended March 31, 2005

Revenue

          Total revenue for the quarter ended April 1, 2006 was $10.5 million compared to $8.8 million for the quarter ended March 31, 2005. Retail revenue, comprised of the sale of retail products and wholesale products totaling $4.0 million increased significantly in the quarter compared to last year due to the launch of our Cosmedicine product line in both the Sephora locations nationwide as well as our facilities. Service revenue comprised of our Spa and Salon services and medical services totaling $6.5 million for quarter ended April 1, 2006, decreased in the quarter compared to last year due to remodeling activities in some of the facilities. Our sources of revenue include spa and salon services, retail products sold in our facilities, wholesale products, including our branded product Cosmedicine sold to Sephora locations, and medical services such as dermatology, dentistry and cosmetic surgery. The results of such sources for the three months ended April 1, 2006 and March 31, 2005 are as follows:

	Three Months Ended

In thousands	April 1, 2006		March 31, 2005

Revenues
Spa and Salon Services	$5,910	56%	$6,203	70%
Retail Products	1,610	15%	1,794	20%
Wholesale Products	2,381	23%	—	—
Medical Services	582	6%	805	10%

Total Revenue	$10,483	100%	$8,802	100%

Cost of Revenue

          Cost of revenue for the quarter ended April 1, 2006 was $5.2 million compared to $4.2 million for the quarter ended March 31, 2005. The majority of the increase was due to the direct costs of our Cosmedicine product sold to Sephora. Additionally, we have incurred an increased commission expense. The commission compensation plans currently structured in our nine original Georgette Klinger facilities were increased to levels similar with our other facilities at the end of the last year’s quarter ended March 31, 2005.

          Gross margin was 51% for the quarter ended April 1, 2006 compared to 52% for the quarter ended March 31, 2005. We experienced higher margins on our retail sales based on the sales of Cosmedicine and a decrease in service gross margin caused by higher commission structures.

Selling, General and Administrative Expenses

          For the quarter ended April 1, 2006, selling, general and administrative expenses (“SG&A”) increased to $11.0 million from $6.8million for the quarter ended March 31, 2005. This increase is primarily due to significantly higher professional expenses, including employing an outsourced accounting services firm. In addition, our legal, information technology, and inventory management services expenses also increased. Moreover, the increase is due to fees incurred in public relations and market awareness with the launch of and expenses that were incurred in connection with the development of our Cosmedicine product line. This increase is also attributed to the addition of several senior management level officers.

          Included in SG&A expenses for the quarter ended April 1, 2006 are professional fees in the amount $3.0 million, which consist of $1.0 million in accounting fees, including outsourced accounting services, $1.1 million in consulting fees, including financial, operational and product consulting, $0.8 million in legal fees and $0.1 million in other fees.

          Additional SG&A expenses for the quarter ended April 1, 2006 were $8.0 million. Below is a table representing our SG&A expenses in detail as represented in the condensed consolidated statement of operations. SG&A expenses represented 105% of total revenue for the quarter ended April 1, 2006 compared to 77% for the quarter ended March 31, 2005. While this expense is very high as a percentage of sales, we believe this level of spending is necessary to develop and implement our business plan.

          For the quarters ended April 1, 2006 and March 31, 2005 respectively, SG&A expenses were comprised of the following:

(Amounts in millions)	2006	2005

Payroll	$3.4	$2.5
Occupancy	1.5	1.3
Insurance	0.8	0.7
Equipment Leasing	0.1	0.1
Travel and Entertainment	0.5	0.3
Professional Fees	3.0	0.7
Office Expenses	0.1	0.1
Advertising and Marketing	0.4	0.2
Severance	0.4	—
Credit Cards Fees	0.1	0.2
Taxes & Licenses	0.1	—
Telephone	0.1	0.1
Training and Education	0.3	—
Management Fees	—	0.5
Other	0.2	0.1

Total	$11.0	$6.8

Depreciation and amortization expense

          For the quarter ended April 1, 2006 and March 31, 2005 depreciation and amortization expense was $0.9 million and $1.0 million, respectively.

Operating Loss

          Our operating loss was $6.6 million and $3.1 million for the quarters ended April 1, 2006 and March 31, 2005, respectively. As stated above under Selling, General and Administrative Expenses, the operating loss increased primarily due to significantly higher SG&A expenses.

Interest expense, net

          Interest expense, net was $0.3 million and $1.1 million for the quarters ended April 1, 2006, and March 31, 2005, respectively, a decrease of $0.8 million. The decrease is primarily attributed to the reduction of debt that was converted to convertible securities in December 2005.

Dividends Accrued on Preferred Stock

          Dividends accrued on Preferred Stock were $0.4 million for the quarter ended April 1, 2006 compared to $0.4 million for the quarter ended March 31, 2005.

Unrealized loss on Convertible Securities

          Under EITF 00-19, we are required to remeasure the convertible securities at each reporting period end based on fair value. The Company originally reclassified $65 million to convertible securities as of December 20, 2005, the date of the Share Exchange Agreement, based on the transaction value of the Share Exchange Agreement. The Company has subsequently determined that a better measure of fair value is based on the share trading value of the publicly traded securities of Trueyou.com Inc. (TUYU.PK) and as a result, the Company has remeasured its convertible securities as of December 31, 2005 and April 1, 2006. The number of common shares into which the convertible securities are convertible was 506,576,690 as of December 31, 2005 and April 1, 2006. The per share trading value as of December 31, 2005 was in the amount $0.40, which has resulted in an estimated fair value of the convertible securities to be approximately $203 million. The per share trading value as of April 1, 2006 was in the amount $0.69, which has resulted in an estimated fair value of the convertible securities to be approximately $350 million. The Company recorded an unrealized loss of approximately $147 million for the three months ended April 1, 2006.

Net Loss Applicable to Common Stockholders

          Our net loss applicable to common stockholders for the quarter ended April 1, 2006 was $154.3 million compared to $4.6 million for the quarter ended March 31, 2005. Included is $6.5 million operating loss, and $147 million unrealized loss on convertible securities.

In addition, our increase in net loss applicable to common stockholders was due to our SG&A expenses increasing 62% for quarter ended April 1, 2006 compared to March 31, 2005.

Nine months ended April 1, 2006 compared to nine months ended March 31, 2005

Revenue

          Revenue for the nine months ended April 1, 2006 was $25.8 million compared to $24.8 million for the nine months ended March 31, 2005. The increase was primarily due to an increase in retail sales, comprising of the sale of our retail products and wholesale products, totaling $7.4 million for the nine months ended April 1, 2006, from the launch of our Cosmedicine product line in salons and facilities and Sephora Stores. Service revenue, comprised of spa and salon services and medical services totaling $18.4 million for the nine months ending April 1, 2005, decreased due to the remodeling and damages sustained in the Florida locations from the major hurricane which hit in October 2005. We have also experienced significant employee turnover in the Boca Raton, FL facility due to damage sustained by the hurricane at this facility. Our sources of revenue include spa and salon services, retail products sold in our facilities, wholesale products, including our branded product Cosmedicine sold to Sephora locations, and medical services such as dermatology, dentistry and cosmetic surgery. The results of such sources for the nine months ended April 1, 2006 and March 31, 2005 are as follows:

	Nine Months Ended

In thousands	April 1, 2006		March 31, 2005

Revenues
Spa and Salon Services	$16,514	64%	$17,246	69%
Retail Products	4,974	20%	5,641	23%
Wholesale Products	2,381	9%	—	—
Medical Services	1,932	7%	1,952	8%

Total Revenue	$25,801	100%	$24,839	100%

Cost of Revenue

          Cost of revenue increased to $13.4 million for the nine months ended April 1, 2006 from $12.5 million for the nine months ended March 31, 2005. The largest portion of the increase was the direct costs of Cosmedicine product sold to Sephora. The balance was due to increase commission expense. The commission compensation plans in place in the 9 original Georgette Klinger facilities were raised to levels similar with the balance of our facilities at the end of the last year’s 3rd quarter.

Gross Margin

          Gross margin was 48% for the nine months ended April 1, 2006 compared to 49% for the nine months ended March 31, 2005. The decline in gross margins was due to higher commission structures which were partially offset by the launch of our Cosmedicine product line.

Selling General and Administrative Expenses

          Selling, general and administrative expenses (“SG&A”) was $29.5 million for the nine months ended April 1, 2006 compared to $21.1 million for the nine months ended March 31, 2005. The increase was primarily due to the addition of several senior management level officers and expenses that were incurred in connection with the development of a new product line called Cosmedicine which was launched in February 2006. Further, we incurred higher professional expenses for accounting, legal, information technology inventory management services and public relations activities.

          Included in SG&A expenses for the nine months ended April 1, 2006 are professional fees in the amount $7.0 million, which consist of approximately $2.3 million in accounting fees, including outsourced accounting services, $3.0 million in consulting fees, including financial, operational and product consulting, and $1.7 million in legal fees.

          Additional SG&A expenses for the nine months ended April 1, 2006 were $22.5 million. Below is a table representing our SG&A expenses in detail represented in the condensed consolidated statement of operations. SG&A expenses represented 114% of total revenue for the nine months ended April 1, 2006 compared to 85% for the nine months ended March 31, 2005. While this expense is very high as a percentage of sales, we believe this level of spending is necessary to develop and implement our business plan.

          For the nine months ended April 1, 2006 and March 31, 2005 respectively, SG&A expenses were comprised of the following:

(Amounts in millions)	2006	2005

Payroll	$9.2	$7.6
Occupancy	4.1	3.9
Insurance	1.9	2.4
Equipment Leasing	0.2	0.3
Travel and Entertainment	1.2	0.6
Professional Fees	7.0	2.0
Office Expenses	0.4	0.5
Advertising and Marketing	1.5	1.1
Severance	0.4	—
Cleaning Expenses	0.2	0.2
Credit Cards Fees	0.4	0.5
Taxes & Licenses	0.2	—
Telephone	0.3	0.3
Training and Education	0.5	—
Management Fees	0.4	1.6
Other	1.6	—

Total	$29.5	$21.0

Depreciation and Amortization

Depreciation and amortization was $3.1 million for the nine months ended April 1, 2006 compared to $2.8 million for the nine months ended March 31, 2005. This increase is due primarily to increased amortization expense in fiscal 2005 associated with the Johns Hopkins trademark agreement.

Operating Loss

          Our operating loss was $20.2 million for the nine months ended April 1, 2006 compared to $11.5 million for the nine months ended March 31, 2005. The increase in the operating loss is primarily due to the increase in SG&A expense for the nine months ended April 1, 2006 compared to the nine months ended March 31, 2005.

Interest Expense

          Interest expense was $3.3 million for the nine months ended April 1, 2006 compared to $3.0 million for the nine months ended March 31, 2005. The increase was primarily due to the accelerated amortization of the debt discount on senior subordinated debt, which was converted into KAAI’s common stock and subsequently exchanged for Series B Preferred Stock, of $1.0 million coupled with imputed interest expense on the Johns Hopkins agreement.

Net Loss

          Our net loss increased to $308.3 million from $14.5 million for the nine month periods ended April 1, 2006 and March 31, 2005, respectively. This increase in our net loss resulted from revaluing our convertible securities which resulted in an unrealized loss of approximately $285 million for nine months ended April 1, 2006. Also included is the increase of $20.0 million in operating loss and the increase of 40% for SG&A expenses.

Dividends Accrued on Preferred Stock

          Dividends accrued on preferred stock were $0.8 million for the nine months ended April 1, 2006 as compared to $1 million for the nine months ended March 31, 2005. The decrease was due to the forfeiture of dividends accrued on preferred stock which was converted into KAAI’s common stock and subsequently exchanged for our Series B Preferred Stock.

Unrealized loss on convertible securities

          The Company originally valued the convertible securities at $65 million as of December 20, 2005, the date of the Share Exchange Agreement, based on the transaction value of the Share Exchange Agreement. The Company has subsequently determined that a better measure of fair value is based on the share trading value of the publicly traded securities of Trueyou.com Inc. (TUYU.PK) and as a result, the Company has remeasured its convertible securities as of December 31, 2005 and April 1, 2006. The number of common shares into which the convertible securities are convertible was 506,576,690 as of December 31, 2005 and April 1, 2006. The per share trading value as of December 31, 2005 was in the amount $0.40, which has resulted in an estimated fair value of the convertible securities to be approximately $203 million. The per share trading value as of April 1, 2006 was in the amount $0.69, which has resulted in an estimated fair value of the convertible securities to be approximately $350 million. The Company recorded an unrealized loss of approximately $147 million for the three months ended April 1, 2006. For the nine months ended April 1, 2006, we added our December unrealized loss of $138 million to our additional liability in the amount $147 million to record an unrealized loss of approximately $285 million.

Net Loss Applicable to Common Stockholders

          Our net loss applicable to common stockholders for the nine months ended April 1, 2006 was $309 million compared to $15.5 million for the nine months ended March 31, 2005. Included is $20 million operating loss, $3 million interest expense and $285 million unrealized loss on convertible securities.

          In addition, SG&A expenses increased 40% for nine months ended April 1, 2006 compared to March 31, 2005.

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

Financial Condition, Liquidity and Capital Resources

          Net cash used in operating activities was $19.6 million and $7.8 million for the nine month periods ended April 1, 2006 and March 31, 2005, respectively. This deterioration of cash flows resulted primarily from an increase in our net loss of $308 million for the nine months ended April 1, 2006. Included is $20 million operating loss, $3 million interest expense and $285 million unrealized loss on our remeasurement of convertible securities. We were able to partially mitigate the cash used in operating activities by paying vendors on longer terms. Vendors are now on terms that cannot be further extended.

          Net cash used in investing activities was $4.1 million and $2.7 million for the nine month periods ended April 1, 2006 and March 31, 2005, respectively. The increase is primarily due to facility renovations, information technology and accounting systems for our facilities.

          Cash flows provided by financing activities were $27.0 million and $6.2 million for the nine month periods ended April 1, 2006 and March 31, 2005, respectively. For the nine months ended April 1, 2006, cash flows from financing activities were primarily the result of the issuance of our Series D Preferred Stock in the amount of $15.0 million gross, $10.1 million gross from the issuance of KAAI Series G Preferred Stock and $4.8 million gross from issuance of KAAI Series F Preferred Stock.

          On February 21, 2006, we entered into an Amendment and Consent (the “Amendment and Consent”) with Technology Investment Capital Corp. (“TICC”), which provided for amendments to the following financial covenants to which we are subject through the end of fiscal year 2007, pursuant to the Note and Warrant Purchase Agreement dated March 31, 2004, as amended (the “Purchase Agreement”): Minimum Consolidated EBITDA, Consolidated Total Debt to Consolidated EBITDA, Consolidated Senior Debt Ratio, Minimum Unit EBITDAR, Minimum Unit Fixed Charge Ratio, and Minimum Unrestricted Cash Balance. The new covenants are substantially lower than the covenants set forth in our prior agreement with TICC and as such we believe they are achievable. Accordingly, on February 21, 2006 we agreed with TICC to new covenants which management has reviewed and believe to be achievable. In consideration for the new covenants, we increased our escrow account for TICC interest payments by $1.0 million to cover interest through the end of fiscal year 2007. As of April 1, 2006 approximately $1.9 million has been deposited in the TICC escrow account.

          In addition, on June 30, 2006, the Company obtained a covenant compliance waiver and amendment under the senior debt agreement with TICC. The Company obtained a waiver for the Consolidated Senior Debt to Consolidated EBITDA ratio covenant test for all periods April 1, 2006 through March 31st, 2007. In addition, the Company obtained amended covenants for the Unit EBITDAR, Unit Fixed Coverage Ratio and minimum cash required covenant tests.

Future Liquidity and Capital Needs

          On May 9, 2006 we entered into a Loan Agreement with some of our existing shareholders, (“Lenders”), pursuant to which the Lenders loaned the Company $4,838,710 to be used by us for capital expenditures and general working capital. Pursuant to a Subordination Agreement dated May 9, 2006 with the Lenders and TICC, the Loan is subordinated to our existing senior indebtedness to TICC under the Purchase Agreement.

          Our principal future uses of funds are for debt service, working capital requirements, and capital spending to execute our strategy. It is expected that our net losses will continue at least through the end of fiscal year 2007. In addition, subject to our ability to raise additional capital, we expect to spend approximately $6 million during the period commencing with the last quarter of fiscal year 2006 through the end of fiscal year 2007 to refurbish our facilities, develop an information technology infrastructure, and develop our proprietary diagnostics products.

          At the current level of operations, we expected that we would need to raise additional funds by the end of fiscal year 2006. On June 30, 2006 we sold to Laurus Master Fund, Ltd. a Secured Term Note in the aggregate principal amount of $25,000,000. We placed $21,556,000 into a restricted account that will only be release to us if the following conditions are satisfied by July 11, 2006:

          • We and our subsidiaries deliver to Laurus evidence that $5,200,000 in additional junior capital has been raised.

          • We and our subsidiaries deliver (or cause to be delivered) a subordination agreement(s) executed by each of us and any of our lenders reasonably acceptable to Laurus.

          • Laurus receives an executed payoff letter from Technology Investments Capital Corporation, our existing senior lender, in form and substance satisfactory to Laurus in its sole discretion.

          We also placed $2,500,000 in a restricted account to be utilized to prefund interest for the first year of the Note. The balance of the $25,000,000 is to be used for Laurus’s closing payment of $900,000, Laurus’s due diligence and structuring expenses of $40,000 and escrow agent fees of $4,000. If the Funding Amount Conditions are not met by July 11, 2006, the Funding Amount and the Interest Amount will revert to Laurus. In addition, this capital will be utilized for the purposes: (i) to fund our operating losses until the end of fiscal year 2007; (ii) for the abovementioned capital spending purposes; and (iii) the repayment of our TICC debt. Our failure to meet the conditions of the note would adversely affect our prospects, business, operating results and financial condition. In such case, we would be forced to reduce our expenses and our planned expansion and we would be required to substantially curtail our operations. We would also not be in a position to pursue opportunities which present themselves and would seek additional funding from our existing shareholders.

          Our Senior Debt, represents our TICC commitment in the amount $9 million as of April 1, 2006. We expect to repay this debt with additional financing expected by July 2006. Therefore, we have reclassified this debt from a long-term liability to a short-term liability on its Condensed Consolidated Balance Sheet.

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

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

None.

Item 4.	Controls and Procedures.

          Our management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are not effective for the reasons specified below.

Restatement of Financial Statements:

          During the quarter ended April 1, 2006, we became aware of certain transactions that should have been recorded in earlier quarters during the current fiscal year. After review of the transactions, management has decided to make adjustments to record these transactions in the proper period. [see “Restatement of Interim Condensed Consolidated Financial Statement” contained within Note 1 to the Condensed Consolidated Financial Statements].

          On February 13, 2006, our Board of Directors, upon the recommendation of our management, concluded that the financial statements of KAAI for the fiscal year ended June 30, 2005 (the “2005 Audited Financial Statements”) should no longer be relied upon and should be restated. Our Board’s conclusion was based on a finding by our management of an error in accounting causing an under accrual of accrued expenses relating to management fees and to accrued bonuses payable.

          In addition, as a result of the errors that led to the conclusion that our 2005 Audited Financial Statements cannot be relied upon, our management concluded that our unaudited financial statements for the quarter ended October 1, 2005 (the “Subsequent Quarter Financial Statements” and together with the 2005 Audited Financial Statements, the “Financial Statements”) should no longer be relied upon and should be restated. On February 20, 2006, our Board of Directors met and discussed the foregoing with management and our independent registered public accounting firm, Amper, Politziner & Mattia, P.C. Our Board of Directors concurred with the recommendation of management.

          As a result of the above, the consolidated balance sheets as of June 30, 2005 and October 1, 2005 and the related consolidated statements of operations, cash flows and stockholders’ equity have been restated to correct these changes.

Management Letter from our Independent Registered Public Accountants:

          Independently, on January 12, 2006, we received a letter from our independent registered public accountants, Amper, Politziner, and Mattia, P.C., indicating that KAAI had material weaknesses in the design and operation of its internal control over financial reporting with respect to the process of preparing and reviewing annual and interim financial statements, and related timely account analysis and reconciliations. Weaknesses identified resulted from inadequate resources in the financial reporting area and lack of appropriate technical training of such resources relating to the preparation of financial statements and disclosures and the accounting for significant transactions.

          In order to remediate these weaknesses, we have retained another accounting firm in which members of that firm’s accounting staff will work under the supervision of our Chief Financial Officer. Additional resources from the accounting firm may be retained on an as needed basis. Also, the Company has retained an information technology firm to upgrade operating, financial and accounting systems which is expected to further improve the control environment. In addition, On April 26, 2006, we appointed a new Chief Financial officer. The above remedial actions have not been in place long enough to have been tested and will be assessed for their adequacy on a continuous basis.

          Except as described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) since the beginning of the quarter ended December 31, 2005 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a vote of Securityholders.

          On March 22, 2006, the Company’s Board of Directors approved and recommended that the stockholders of the Company approve an amendment to our Certificate of Incorporation (the “Certificate of Amendment”) to (i) change the Company’s name from TrueYou.Com Inc. to Klinger Advanced Aesthetics, Inc., (ii) increase the number of authorized shares of Common Stock that we are authorized to issue from 20,000,000 to 60,000,000, and (iii) implement a reverse stock split whereby each twenty-five (25) shares of our issued and outstanding Common Stock will be combined into one (1) share of Common Stock.

          On March 23, 2006 the Certificate of Amendment was approved by: (A) the holders of a majority of the Company’s outstanding stock entitled to vote with respect to an amendment of the Company’s certificate of incorporation, (B) the holders of more than 50% of the outstanding shares of Series C Preferred Stock, in accordance with the Certificate of Designation of the Series C Preferred Stock; and (C) the holders of more than 75% of the outstanding shares of Series D Preferred Stock, in accordance with the Certificate of Designation of the Series D Preferred Stock. On March 23, 2006 we filed with the Commission a preliminary Information Statement on Schedule 14C (the “Information Statement”) in connection with the proposed Amendment. On May 2, 2006, we received comments from the Commission with respect to the Information Statement. We are currently reviewing the Commission’s comments and will revise the Information Statement in response to such comments. Upon completion of the Commission’s review, we will file a definitive Information Statement and mail it to our shareholders in accordance with the Exchange Act. The Certificate of Amendment may not be filed until at least 20 calendar days after the definitive Information Statement is mailed to the stockholders of the Company. Following the expiration of such 20-day period, the Company will file the Certificate of Amendment with the Delaware Secretary of State, which will become effective on the date of such filing.

Item 5.	Other Information

On June 21, 2006, the Company entered into an Extension Letter with The John Hopkins System Corporation and The John Hopkins University, pursuant to which the period by which the Company is required to satisfy certain conditions under the John Hopkins Agreement was extended to September 20, 2006.

Item 6.	Exhibits

(a)	The following exhibits are filed herewith:

Exhibit Number	Description

10.1	Extension Letter dated June 21, 2006 regarding Services and Licensing Agreement from the Company to the Johns Hopkins Health System Corporation and the Johns Hopkins University.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUEYOU.COM INC.

Date: July 12, 2006	By:	/s/ Matthew Burris

Matthew Burris Chief Financial Officer/Chief Operating Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Extension Letter dated June 21, 2006 regarding Services and Licensing Agreement from the Company to the Johns Hopkins Health System Corporation and the Johns Hopkins University.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.