Form 10-K
period 2006-07-01
TRUEYOU.COM
filed 2007-02-06
CIK 1316924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 1, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

TrueYou.Com Inc.
(Exact name of registrant as specified in its charter)

Delaware	000-51158	13-4024017
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

Building No. 501, Fifth Floor 7 Corporate Park, Norwalk, CT		06851
(Address of principal executive offices)		(Zip Code)

(203)295-2121
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, $0.001 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates based upon the closing sale price reported on the over counter market on the Pink Sheets as of January 16, 2007 was approximately $3.3 million. In determining this figure, registrant has assumed that all directors, executive officers and persons known to it to beneficially own ten percent or more of such Common Stock are affiliates. This assumption shall not be deemed conclusive for any other purpose. The number of shares of common stock, par value $0.001 per share, outstanding as of January 16, 2006 was 14,995,513.

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD LOOKING STATEMENTS AND INFORMATION

                    Certain of the statements set forth in this Form 10-K are “Forward Looking Statements.” Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or words or expressions of similar meaning. Readers are cautioned that there also can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate and results may differ materially. In light of the significant uncertainties inherent to the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation or warranty by us or any other person that our objectives and plans will be achieved in any specified time frame, if at all. Thus, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, except to the extent required by applicable laws or rules, we do not undertake any obligation to update any forward-looking statements or to announce revisions to any of the forward-looking statements after the date of this Form 10-K.

                    Unless otherwise indicated in this Report, references to “TrueYou” refer to TrueYou.Com Inc.; references to “KAAI” refer to Klinger Advanced Aesthetics, Inc. and its consolidated subsidiaries; references to the “we,” “our,” and “us” refer to TrueYou.Com Inc. and its consolidated subsidiaries (including KAAI), as applicable.

PART I

ITEM 1. BUSINESS

Overview

History of TrueYou.Com Inc.

                    TrueYou.Com Inc. (“TrueYou” or “Company”) was organized on September 9, 1998 under the laws of the State of Delaware by its former parent, United Network Technologies Corp. In January 1999, United Network Technologies transferred all 100 shares of its common stock in the Company to United Network Marketing Services, Inc., a wholly-owned subsidiary of United Network Technologies. In April 1999, TrueYou effected a 33,300-to-1 stock split and amended its certificate of incorporation to increase its authorized capital stock to 21,000,000 shares consisting of 20,000,000 common shares and 1,000,000 preferred shares. Immediately thereafter, United Network Marketing distributed all 3,330,000 shares of its common stock in TrueYou to its stockholders, rendering TrueYou a stand alone business.

                    Until December 20, 2005, TrueYou was a developer of Web-based, direct-to-direct personal potential and professional development programs designed for businesses. TrueYou’s product offerings, which consisted of sales productivity, work-life balance and employee retention programs were designed to be delivered via the Internet or corporate intranet in the form of three to five minute Best Steps Learning Modules. Such products were intended for sale principally to large and middle market companies. TrueYou’s Web site went “live” on the internet in October 1999.

                    On December 20, 2005, TrueYou signed a Share Exchange Agreement with Klinger Advanced Aesthetics, Inc. (“KAAI” or “Klinger”) and the securityholders of KAAI. The Company entered into the Share Exchange Agreement in order to enable the Company to exploit and develop the business of Klinger which is described below. Under the terms of the Share Exchange Agreement, TrueYou issued to the KAAI securityholders: (i) 27,858.9673 newly issued shares of its Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), each of which is convertible into 10,000 shares of TrueYou Common Stock, par value $.001 per share (“Common Stock”), (ii) 8,452.0222 newly issued shares of its Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), each of which is convertible into 10,000 shares of Common Stock and (iii) newly issued Warrants which terminate on September 21, 2010 and which have an exercise price of $2,112.54 per share of Series B Preferred Stock and which equates to an exercise price of $.211254 per share of TrueYou Common Stock to purchase 3,969.0363 shares of its Series B Preferred Stock (the “Warrants”).

                    On December 22, 2005, affiliates of North Sound Capital LLC (“North Sound”) and Valesco Capital Management LP invested $15.3 million in exchange for 1,530 newly issued shares of the Company’s Series D Convertible Preferred Stock, par value $0.001 per share (the “Series D Preferred Stock”), each of which is convertible into approximately 52,175 shares of Common Stock ($0.191662 per share), and Warrants exercisable until December 22, 2010 and which have an exercise price of $2,108.28 per share which equates to an exercise price of $.210828 per share of Common Stock, to purchase 2,394.8407 shares of Series B Preferred Stock (the “Series D Preferred Financing”). The shares of Series B Preferred Stock will automatically convert into Common Stock after the Company amends its certificate of incorporation in order to increase the number of shares of Common Stock it is authorized to issue as described in Item 5 of this Report (the “Authorized Share Increase”). Subject to certain restrictions, the shares of Series C Preferred Stock and Series D Preferred Stock will automatically convert into Common Stock upon the consummation of an underwritten public offering with gross proceeds to TrueYou of not less than $30,000,000; provided that at such time a registration statement is effective or such shares can be sold under Rule 144. As a result of the Share Exchange Agreement and the transactions contemplated thereby, KAAI became a subsidiary of TrueYou.

Financings Subsequent to Share Exchange Agreement

                    On May 9, 2006, TrueYou entered into a loan agreement with some of its existing shareholders, including North Sound, affiliates of Pequot Capital Management Inc. (“Pequot”) and other affiliates of the Company (see “Certain Relationships and Related Transactions”) pursuant to which the Company borrowed $4.8 million which was used by the Company for capital expenditures and general working capital. Pursuant to a Subordination Agreement dated May 9, 2006 with the lenders and Technology Investment Capital Corp (“TICC”), this loan was subordinated to the Company’s then existing senior indebtedness of $10.0 million to TICC under the Note and Warrant Purchase Agreement, dated March 31, 2004, as amended. The existing debt with TICC had been obtained to help finance the acquisition of KAAI operations (see “History of Klinger Advanced Aesthetics, Inc.” below for a discussion of financings completed by KAAI prior to the Share Exchange Agreement).

                    On July 6, 2006, TrueYou closed on a financing and issued to Laurus Master Fund, Ltd. (“Laurus”), a Secured Term Note in the principal amount of $25.0 million and issued to Laurus, series A warrants, series B warrants and series C warrants to purchase up to 37,351,824 shares, 6,839,394 shares and 6,693,875 shares, respectively, of Common Stock. The warrants have an exercise price of $.01 per share and may be exercised for a period of up to 10 years from issuance. If prior to the 14th month anniversary of June 30, 2006, the Company’s obligations to Laurus under the Secured Term Note have been reduced to $12,500,000 or less, then warrants to purchase 6,839,394 shares of Common Stock will be automatically cancelled and terminated and if at such time the Company’s obligations have been reduced to zero, then warrants to purchase an additional 6,693,875 shares of Common Stock will also be cancelled.

                    On July 11, 2006, TrueYou entered into a loan agreement (the “Subordinated Loan Agreement”) with subordinated lenders including affiliates of TrueYou (see “Certain Relationships and Related Transactions”) for $5,200,000 (the “Subordinated Loan”) which was used by the Company for capital expenditures, general working capital and to pay all costs and expenses in connection with the Subordinated Loan. Pursuant to a subordination agreement dated July 11, 2006, between the Subordinated Lenders and Laurus, the Subordinated Loan is subordinated to the Company’s senior indebtedness to Laurus under the Secured Term Note. TrueYou also issued 7 year warrants to purchase a total of 32,947,771 shares of Common Stock with an exercise price of $.001 per share to such lenders.

                    On July 11, 2006, TrueYou also entered into an amended and restated loan agreement in order to amend and restate the provisions of the $4.8 million loan received on May 9, 2006 in order to conform its terms to the terms of the Subordinated Loan Agreement. Pursuant to a subordination agreement dated July 11, 2006, this amended subordinated loan is subordinated to our existing senior indebtedness to Laurus. Pursuant to the amended loan agreement, TrueYou issued to such lenders (including affiliates) (see “Certain Relationships and Related Transactions”) (the “Amended Subordinated Lenders”), warrants to purchase an aggregate of 30,658,597 shares of Common Stock. The warrants have an exercise price of $.001 per share and may be exercised for a period of 7 years from issue.

                    On December 22, 2006, TrueYou entered into a subordinated securities purchase agreement (the “Laurus Purchase Agreement”) with Laurus, pursuant to which TrueYou issued to Laurus (i) a senior subordinated secured term note in the principal amount of $1.0 million (the “Senior Subordinated Secured Note”); and (ii) warrants to purchase up to 10,000,000 shares of Common Stock. The warrants have an exercise price of $.001 per share and may be exercised for a period of 7 years. In the event the Senior Subordinated Secured Note is not repaid by April 30, 2007, TrueYou has agreed to issue Laurus warrants with like terms to purchase an additional 8,750,000 shares of Common Stock.

                    On December 22, 2006, the Company also entered into a loan agreement (the “Senior Subordinated Loan Agreement”) with senior subordinated lenders, (including affiliates of the Company, see “Certain Relationships and Related Transactions”) pursuant to which the senior subordinated lenders loaned TrueYou $3.0 million (the “Senior Subordinated Loan”). Pursuant to a subordination agreement dated as of December 22, 2006, between such subordinated lenders, the Amended Subordinated Lenders and Laurus, the Senior Subordinated Loan is subordinated to the existing senior indebtedness held by Laurus and ranks senior to $4.8 Million and $5.2 Million of subordinated indebtedness previously incurred by the Company. Pursuant to the Senior Subordinated Loan Agreement, TrueYou issued to the senior subordinated lenders, 7 year warrants to purchase an aggregate of 15,384,615 shares of Common Stock with an exercise price of $.001 per share. In the event the Laurus Note is not paid by April 30, 2007, certain of the holders of such warrants have agreed to contribute 8,750,000 warrants back to TrueYou and TrueYou has agreed to issue an additional 8,750,000 Warrants to Laurus (see “Certain Relationships and Related Transactions”).

History of Klinger Advanced Aesthetics, Inc.

                    KAAI commenced business operations on June 29, 2003 as Advanced Aesthetics, Inc. when it purchased the capital stock of the Dischino Corporation for cash, shares of its series A convertible preferred stock and a secured subordinated promissory note. Dischino Corporation operated an established, well-known, beauty salon and spa in West Palm Beach, Florida. In connection with and as part of the financing of the Dischino acquisition, KAAI issued shares of its common stock and series B preferred stock to investors, including affiliates. See “Certain Relationships and Related Transactions”. All of the securities issued have been converted into shares of TrueYou under the Share Exchange Agreement.

                    In November 2003, KAAI acquired three additional facilities. The first was the acquisition of a Palm Beach Gardens spa and clinic facility for cash, shares of its series A convertible preferred stock and a subordinated promissory note. The second acquisition was of a similar facility in Boca Raton, Florida for cash, shares of KAAI’s series A convertible preferred stock and assumption of indebtedness and a third facility located at Boca Pointe in Boca Raton, Florida was acquired for cash and shares of KAAI’s series A convertible preferred stock. Concurrent with the three acquisitions, KAAI entered into an agreement with FCPR L Capital (“L Capital”), a private equity fund managed and represented by L Capital Management SAS, a subsidiary of LVMH by LVMH Moët Hennessy Louis Vuitton S.A. (“LVMH”), whereby L Capital acquired a subordinated convertible promissory note in the amount of $13,300,000 convertible into KAAI’s common stock. KAAI also entered into a Securityholders Agreement, Share Transfer Agreement and other Agreements relating to KAAI. See “Certain Relationships and Related Transactions”. Subsequently, L Capital also acquired $8,200,000 in KAAI’s series D preferred stock. All of the securities issued to L Capital have been converted into shares of TrueYou under the Share Exchange Agreement.

                    In April 2004, KAAI expanded its operations by acquiring nine locations of Georgette Klinger, Inc. for cash, assumption of indebtedness, the issuance of a promissory note and the issuance of series A preferred stock. Georgette Klinger is a well-established chain of high-end beauty salons and clinics. In conjunction with the transaction, KAAI borrowed $10 million from TICC and used a portion of such borrowings to help finance the acquisition of the Klinger operations.

                    On July 7, 2005, KAAI closed a $5,000,000 financing with affiliates of Pequot through the issuance of its series F preferred stock and warrants to purchase 600,000 shares of KAAI’s common stock with an exercise price of $3.00 per share. On September 1, 2005, such security holders exchanged their shares of series F preferred stock for new shares of KAAI’s series H preferred stock to conform the terms of this preferred stock to the Series G issued on September 1, 2005 described below. All of these securities have been converted into shares of TrueYou under the Share Exchange Agreement.

                    On September 1, 2005, KAAI closed a $10,775,000 private placement financing with affiliates of Pequot and others through the issuance of its series G preferred stock and warrants to purchase 1,431,000 shares of KAAI’s common stock with an exercise price of $2.70 per share. All of these securities have been converted into shares of TrueYou under the Share Exchange Agreement.

                    As a result of the Share Exchange Agreement described above, on December 20, 2005 KAAI became a subsidiary of TrueYou.

                    On January 9, 2006, KAAI changed its name from Advanced Aesthetics, Inc. to Klinger Advanced Aesthetics, Inc.

The Company’s Mission

                    Our vision is to define the standard of care in the medical aesthetics arena through a commitment to credible clinical excellence based on measured outcomes.

                    We offer medical and non-medical appearance-improvement (“aesthetic”) software, products, services and retail concepts to aesthetic service and product suppliers. A brief summary of each of the our business lines is included below:

•

Software - The Klinger 360° Best Practices Aesthetics System ™ (the “K360”) is to our knowledge the first comprehensive software and hardware practice management system that facilitates the delivery of evidenced based “best practices” aesthetic services.

•

Products – We have designed an exclusive line that includes over the counter (“OTC”) skin care products (Cosmedicine TM or Cosmedicine) that have undergone scientific testing to assure accurate efficacy and safety claims.

•

Services – We offer a branded line of protocol-driven aesthetic services (e.g., “The Klinger Cosmedicine Facial”) that is supported by the K360 system and “back bar” products that create measurable results in appearance improvement. Back bar products are those products (hair color, skin care products, etc.) used in providing the services to clients that are not sold, and become part of the cost of services.

•	Retail Concepts & Flagship Locations – We operate two flagship stores that allow the marketplace to experience and validate the Company’s software, product, services, and retail design concepts.

KAAI was formed to respond to consumers desire for an aesthetics platform that delivers the following:

•	Results – measurable benefits from a brand;

•	Convenience – an end-to-end delivery system for aesthetic procedures;

•	Products – line that includes OTC skin care products;

•	Confidence – peace of mind about the quality and safety of services and products; and

•	Quality – a facility that combines high quality procedures, professionals and client service and care.

                    We believe that consumers, while highly intrigued by aesthetic services and products, remain confused due to the highly fragmented nature of delivery platforms, conflicting information and absence of standardized metrics.

                    Our plan is fill this market gap, offering consumers a single, trusted brand and delivery system for accessing services and products that deliver predictable and measurable benefits.

Strategic Differentiation

                    Our market positioning and strategy is to bring measured outcomes and clinical excellence into the medical aesthetics market. Our brand is designed to stand for products and services which offer efficacy and reliability, for customers and consumers. We bring together four strategic assets and relationships that elevate our brand and enable strategic differentiation from our competitors. These assets and relationships include:

                    Johns Hopkins Medicine

                    Johns Hopkins Medicine, one of the nation’s most respected medical institutions (“Johns Hopkins”), has a relationship with us to review and assess our process for verifying the safety and clinical quality of our practitioners, protocols and facilities. We participate in the Johns Hopkins Cosmetic Safety Program in our locations where they have found us in compliance after visiting and reviewing the site. Johns Hopkins in consultation with KAAI and the testing companies consulted on how to design the clinical studies of the products and reviewed the results provide by the testing companies on Cosmedicine. Johns Hopkins approved the use of the Johns Hopkins Medicine name as part of the marketing of our facilities, intellectual property, and collateral materials. In return for its consulting services, Johns Hopkins receives fees from KAAI. See “Material Agreements-Agreements with Johns Hopkins” below.

                    Sephora USA, Inc.

                    Sephora USA (“Sephora”) is an upscale beauty retailer with 137 locations in the U.S. and over 450 locations abroad. We have entered into an exclusive agreement with Sephora that includes:

•

sale and development of our Cosmedicine skin care line being distributed in Sephora stores, Sephora.com web site, Sephora “Stores-Within-a-Store” in JC Penny and as part of Sephora’s on-air strategic alliance with The Home Shopping Network; and

•

development of the Skin PhysicalTM system being used in 11 Sephora stores as part of a beta test. Klinger used its K360 technology to develop the Skin PhysicalTM system that is jointly owned by Sephora and Klinger, which is a proprietary skin care diagnostic system that is also used to promote the Klinger name and credibility as a leader in clinical skin care.

                    Sephora paid us a performance deposit of $5 million in December 2004 for certain exclusive distribution rights. We are required to return 50% of the deposit to Sephora when the net revenues of Sephora relating to the sale of Cosmedicine products, plus certain Sephora capital expenditures, equal $30 million. We are required to return the remaining 50% when such revenues and capital expenditures equal $60 million. See “Material Agreements-Agreement with Sephora” and “Certain Relationships and Related Party Transactions – Sephora.”

                    Georgette Klinger

                    In 2004 KAAI acquired the nine locations of Georgette Klinger, a 62-year old venerable brand, which was an early innovator of “facials” that measurably improve the health and appearance of facial skin.

                    Medical Advisory Board

                    Our Medical Advisory Board includes leaders from several professional associations in the field of aesthetic medicine, including the American Society of Plastic Surgeons and the American Society of Aesthetic Plastic Surgeons. Johns Hopkins approves the medical protocols of our Medical Advisory Board.

                    Our Medical Advisory Board met once in fiscal 2006 and a representative from Johns Hopkins Medicine was present at the meeting. During Medical Advisory Board meetings, members review and discuss our clinical policies to ensure practices are in accordance with approved Johns Hopkins reviewed protocols. The Medical Advisory Board recommends changes where necessary.

                    Johns Hopkins also reviews the process by which we approve clinical practitioners.

Business Strategy

                    We provide IP, technology, products, services and retail concepts focused on the consumer appearance market. As detailed in our marketing discussion below, this market was estimated by the Monitor Group to be more than $120 billion by 2007. Our mission is to deliver superior, measurable results to clients through the identification of best practices and utilization of superior technologies to define the standard of care within the field of medical aesthetics. We believe that medical aesthetics is currently an underserved market both in terms of unmet consumer demand and untapped provider opportunities. We currently provide opportunities for medical practitioners to provide aesthetic medical services in our Florida locations and in our flagship stores. Our future plans include solutions to enable a myriad of different providers (e.g., plastic surgeons, dermatologists, and Med Spas) to offer standardized, premium-quality aesthetic services and products to clients in a suitable setting. Our service protocols have been reviewed by our Medical Advisory Board and thought-leader medical institutions including Johns Hopkins Medicine and UT Southwestern Medical Center, both of which provide medical services in a Klinger flagship facility. Johns Hopkins Medicine consulted on the design and information analysis of tests performed on our Cosmedicine products. Our goal is to establish Klinger as the standard of care in the medical aesthetics industry. The implementation of this goal will center on the growth and development of the following distinct but complementary business lines.

Technology and Protocol Driven “Standard of Care” – The K360 System

                    We believe the K360 system is the first comprehensive software and hardware practice management system that facilitates the delivery of evidenced based “best practices” aesthetic services. It includes (i) science-based diagnostic tools that identify the appropriate services and products specific to the needs of each individual client, (ii) care delivery guidelines to insure accurate and repeatable results, and (iii) the ability to capture standardized “outcomes” data that drives quality, consistency and future data mining opportunities. Beginning in fiscal 2007, we began licensing the software to a small number of clients. Our goal is to begin generating a small amount of revenue on this software in 2007. We believe that licensing the software will serve as a catalyst for the sale of our products and services. The technology was developed by Klinger with the assistance of technical providers such as Avanade (a joint venture between Microsoft and Accenture) and tested for accuracy and safety by Johns Hopkins Medicine, whose name appears on screens in the software application. The system is web based, which supports inter-connectivity between the Company’s locations and licensees, including Johns Hopkins Medicine and UT Southwestern Medical Center.

Branded Aesthetic Services

                    Our Company develops branded protocol-driven aesthetic services, including The Klinger Cosmedicine Facial that are supported by the K360 system and back bar products that create measurable results in appearance improvement. Our flagship locations deliver these branded services and serve as the development and beta sites for testing and refining such services in a true retail environment.

Cosmedicine Products

                    Our Company formulates and distributes its own line of clinical skin care products that includes OTC skin care products that have undergone scientific testing to assure accurate efficacy and safety claims. Johns Hopkins Medicine assisted us with several aspects of the product development including testing design analysis. We currently market our products through Company stores, Sephora, and the internet. We are negotiating with pharma companies and we plan to broaden our Cosmedicine offering to feature “Cosmedicine Professional”, which we expect will include a line of RX grade products to support the Company’s MD and Med Spa channel strategy. We will seek to market our products through multiple high growth channels including our Company-owned stores, prestigious / high-end retail locations, Direct-To-Consumer television broadcasts, Med Spas and physician’s offices. We have also developed a line of professional back bar products that are designed to be used in conjunction with our proprietary protocol-driven services that utilize best practices data and diagnostic tools to address the specific needs of each client. We currently use these products in our own locations. We launched the Cosmedicine product line in February 2006 for exclusive distribution in Sephora and in our stores and also the back bar products that are used in our own facilities.

Retail Concepts & Flagship Locations

                    We operate two flagship locations that allow the marketplace to experience and validate our software, product, services and retail design concepts. Our current flagships are located in Dallas, Texas and Chevy Chase, MD at which medical care is delivered by UT Southwestern Medical Center and Johns Hopkins Medicine, respectively. The Dallas location is also adjacent with Sephora and designed to allow internal customer traffic flow between both locations. We also have nine legacy locations operating throughout the country that offer our various products and services.

Operations

Stores / Locations

                    Our locations include the NorthPark flagship in Dallas, Texas, the Chevy Chase flagship in Chevy Chase, Maryland and nine other operating stores. Taken together, our operating presence is national in scope, with locations in key markets such as New York, Boca Raton, Palm Beach Gardens, West Palm Beach, Dallas, Chevy Chase, Chicago and Short Hills, among others. The complete listing of our store locations is as follows:

•	Dallas, Texas
•	Chevy Chase, Maryland
•	Manhattan, New York,
•	Manhasset Long Island, New York
•	Beverly Hills, California (A)
•	Costa Mesa, California
•	Boca Raton, Florida
•	Palm Beach, Florida (B)
•	Chicago, Illinois
•	Short Hills, New Jersey

          (A) – Currently closed for renovations
          (B)– There are currently three stores in Palm Beach

Revenue Base

Spa and Salon Services – Our salon offerings include services such as hair styling, coloring, texturizing, treatments, extensions, make-up artistry and manicure/pedicures. Our spa services include treatments such as facials, body treatments (exfoliation, wraps, cellulite treatments), waxing and massage therapy. Spa and salon service revenue represented 65%, 69% and 77% of our total operating revenues for the fiscal years ended July 1, 2006, June 30, 2005, and June 30, 2004, respectively.

Retail Product Sales – Include sales of third party products, our Georgette Klinger line, and our Cosmedicine products through our own locations and internet sites. Retail product sales revenue represented 19%, 22% and 16% of our total operating revenues for the fiscal years ended July 1, 2006, June 30, 2005, and June 30, 2004, respectively.

Wholesale Product Sales – Include sales of our Cosmedicine products at Sephora stores and Sephora’s internet site. These products were launched in fiscal 2006 and represented 8% of our total operating revenues for the fiscal year ended July 1, 2006.

Cosmetic Medical Services – Our cosmetic medical offerings include injection services (Botox and Restylane), sclerotherapy (vein treatments), peels, microdermabrasion, permanent make-up, laser resurfacing and laser hair removal. Medical service revenue represented 8%, 9% and 7% of our total operating revenues for the fiscal years ended July 1, 2006, June 30, 2005, and June 30, 2004, respectively.

The Market

                    In 2002, prior to the formation of KAAI, The Monitor Group was engaged to do a market study of the aesthetics human appearance-improvement market. According to the study provided, the highly fragmented aesthetics market generated over $80 billion in domestic revenue in 2002. The study further projected the market would reach $120 billion by 2007.

                    The aesthetics market enjoys many favorable characteristics. The market, particularly the more “medically oriented” segments, are enjoying high growth. According to The Monitor Group study, nationally, cosmetic surgery, cosmetic dentistry and cosmetic dermatology were expected to grow at a combined five year CAGR of 11% from 2002 to 2007.

                    We believe this market growth is being driven by (i) aging demographics, (ii) increasing public acceptance of aesthetic interventions, (iii) the emergence of new, less invasive modalities, such as Botox, wrinkle fillers (e.g., Restylane) and lasers, (iv) the introduction of new over-the-counter active product ingredients (e.g., alphahydroxy acid) and (iv) heavy media interest and coverage of the industry. The category’s relative recession-resistance represents another one of the market’s attractive features. According to The Monitor Group, personal care services and products did not suffer price erosion in the previous recession during the early 1990s, and our target customers (primarily females, ages 35-50 with household income of more than $50,000) exhibited the most resiliency in spending and the strongest growth trajectory.

                    Despite the market’s considerable advantages, however, key market gaps remain. While time-pressured consumers find themselves increasingly curious about engaging in appearance improvement, management believes that consumers remain confused and concerned about which procedures to undergo, which products to use, what the results will be and which providers to trust. In large measure, we believe, and our business model assumes, that this is because the aesthetic market is highly fragmented and not configured to meet consumer needs.

                    The Monitor Group determined that approximately 90% of salons and spas are solo-operations. Furthermore, management believes that aesthetic service providers usually limit their services to their designated discipline (e.g. spa care, dentistry, dermatology). Thus, the consumer in search of holistic appearance improvement must research and maintain complex relationships with multiple providers, a dynamic which we believe has created dissatisfaction, inefficiency and confusion. While some providers have endeavored to deepen relationships with clients by supplementing their offerings, they have done so on a limited basis. With insufficient business training/acumen, the quality of these medical practitioners’ ancillary services can be sub-par, which we believe has only magnified consumer frustration.

                    Moreover, we believe most medical practitioners are not specifically trained to deliver aesthetic treatments. For example, dermatologists are schooled in how to remove pre-cancerous moles, not artfully inject wrinkle fillers. In addition, most providers make very limited use of diagnostics and outcomes tools and measurements, so at best, consumers may be left with only subjective assurances about the quality of the results for the treatments they undergo. These dynamics drive a wide variety in aesthetic outcomes (even from consumers visiting the same physician), which only amplifies consumer anxiety.

                    Research we conducted suggests that providers appreciate such consumer anxieties, and that they also wish to provide more objectively measurable results and partake in a more comprehensive offering. We conducted over eighty in-depth interviews with medical and dental practitioners and over 90% agreed that their fields were changing and that they were ill-equipped to respond effectively to meet consumers’ broadening needs. Our integrated model aims to address provider concerns about their clients’ needs.

                    In a series of customer focus groups commissioned by us as well as hundreds of in-person interviews conducted in the Boca Raton, Palm Beach, Miami, and Chicago markets, the vast majority of target consumers voiced a desire for a trusted single resource they could depend on for all their appearance improvement service and product needs. They expressed strong emotional investment in the category, but said the time pressures they faced coupled with the lack of trusted information and decision support deterred them from participating more deeply and frequently in the category. In a Harris Interactive national survey conducted on KAAI’s behalf prior to its launch, nine in ten consumers said the most critical catalyst for participating more heavily in the category was being able to trust the quality of the providers. Additionally, 70% rated a “concierge” that could serve as a trusted information source about aesthetic enhancement as extremely important. Nearly half noted that, given the brand promise, they would be predisposed to buy product from KAAI although we realize that the results of consumer focus groups or surveys do not ensure any actual purchases or results from these or other customers.

                    On the retail side, despite a flurry of “physician-brand” over-the-counter introductions (e.g., MD Skincare and N.V. Perricone M.D.), these products have not, in our belief captured significant market share. In other channels such as skin care, we believe that there are consumer needs that have not been fulfilled. We believe this creates an opportunity for our Cosmedicine skin care line.

Competition

                    In each type of product or service, (i) salons and spas (including medical), (ii) skin care products, and (iii) diagnostic technology, we are faced with competition. Numerous competitors currently compete with some sub-section of our product and services offerings and might pose an increasing challenge if they were to expand their menu of offerings.

                    MediSpas. An increasing number of companies are offering a limited combination of spa and dermatology services, as well as retail products. Some multi-site and/or regionally oriented competitors such as SkinKlinic and Lumity focus their offerings on a combination of invasive (e.g. Botox) and non-invasive (e.g., laser) dermatological aesthetic treatments and products.

                    Spas. Elizabeth Arden’s Red Door is our largest national competitor. Hotel chains and other regional and supra-regional players may deepen their current offerings. Furthermore Estee Lauder has now entered into our niche. Estee Lauder has made a foray into the beauty service arena through its Aveda Spas.

                    Salons. The Salon market is the most fragmented service line with over 250,000 businesses classifying themselves as beauty salons. The largest competitor, Regis Corporation, has an approximate market share of 2%. According to published reports, approximately 80% of salons have annual revenue of $0.5 million or less. Chain salons growth is increasing and many are attempting to offer spa oriented services.

                    Product Manufacturers. We currently face competition from numerous competitors including L’Oreal Group, which recently purchased La Roche Posay. La Roche Posay offers skin care products through various distribution channels including dermatologist offices. In addition, Valeant Pharmaceutical recently launched its Kinerase skin care products in Sephora stores, as well as dermatologist offices.

                    Furthermore, several independent “physician brand” professional over-the-counter skin care lines (e.g. Murad Skincare, N.V. Perricone, M.D., DDF Skincare) have achieved distribution on a national scale.

                    Diagnostic software. We currently face competition from numerous competitors who perform some of the functions and attributes of our system such as NexTech, Inform solutions, Epic System, and Canfield Mirror System. We believe that we are the only provider, however, that combines the functionality of each of these niche providers into one integrated diagnostic solution. Our system adds the unique and proprietary delivery of care protocols based on industry best practices, decision support systems for product and service recommendations based on algorithms derived from clinical outcomes, and a centralized, dynamic outcomes database.

Certain Regulatory Matters

                    Although not exhaustive, the following is a summary of certain regulatory matters that may be applicable to the Company and its products and services.

                    FDA Regulations

                    Many products in our Cosmedicine skin care product line are subject to regulation by the United States, Department of Health and Human Services, Food and Drug Administration, the FDA. The Cosmedicine skin care product line consists of products that are regulated by the FDA as cosmetics and may also be regulated as over-the-counter drugs. The Food, Drug, and Cosmetic Act, (the FD&C Act), is the federal law that governs cosmetics and drugs, defines cosmetics by their intended use, as articles intended to be rubbed, poured, sprinkled, or sprayed on, introduced into, or otherwise applied to the human body for cleansing, beautifying, promoting attractiveness, or altering the appearance (i.e., skin moisturizers). Drugs are defined by their intended use, as articles intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease and articles (other than food) intended to affect the structure or any function of the body of man or other animals.

                    Intended use may be established in a number of ways. Among them are:

•	Claims stated on the product labeling, in advertising, on the Internet, or in other promotional materials.

•	Consumer perception, which may be established through the product’s reputation.

•	Ingredients that may cause a product to be considered a drug because they have a well known (to the public and industry) therapeutic use.

                    Some of our Cosmedicine skin care products may meet the definition of both cosmetics and drugs. This may happen when a product has two intended uses, for example, moisturizers and makeup marketed with sun-protection claims. Such products must comply with the requirements for both cosmetics and drugs.

                    FDA Cosmetic Requirements

                    The two most important FDA laws pertaining to cosmetics marketed in the United States are the FD&C Act and the Fair Packaging and Labeling Act, (the FPLA). FDA’s legal authority over cosmetics is different from other products regulated by the agency, such as drugs, biologics, and medical devices. With the exception of color additives, cosmetic products and ingredients are not subject to FDA pre-market approval authority. The FD&C Act prohibits the marketing of adulterated or misbranded cosmetics in interstate commerce. Violations of the Act involving product composition – whether they result from ingredients, contaminants, processing, packaging, or shipping and handling – cause cosmetics to be adulterated and subject to regulatory action. Improperly labeled or deceptively packaged products are considered misbranded and subject to regulatory action. In addition, regulations prohibit or restrict the use of several ingredients in cosmetic products and may require warning statements on the labels of certain types of cosmetics. Under the authority of the FPLA, the Federal Trade Commission, (FTC) requires an ingredient declaration to enable consumers to make informed purchasing decisions. Cosmetics that fail to comply with the FPLA are considered misbranded under the FD&C Act.

                    Cosmetic firms are responsible for substantiating the safety of their products and ingredients before marketing. FDA may take regulatory action if it has information showing that a cosmetic is adulterated or misbranded. FDA can and does inspect cosmetic manufacturing facilities to assure cosmetic product safety and determine whether cosmetics are adulterated or misbranded under the FD&C Act or FPLA. The agency can pursue action through the Department of Justice to remove adulterated and misbranded cosmetics from the market. To prevent further shipment of an adulterated or misbranded product, the agency may request a federal district court to issue a restraining order against the manufacturer or distributor of the violative cosmetic. Violative cosmetics may be subject to seizure. FDA also may initiate criminal action against a person violating the law.

                    The FD&C Act does not set forth any regulations that require specific Good Manufacturing Practices (GMP) or registration requirements for cosmetics but does so for drug products. The FDA, however, does maintain the Voluntary Cosmetic Registration Program for cosmetic establishments and formulations that choose to register.

                    FTC Regulations

                    As described elsewhere in this Report, the packaging, labeling, marketing and promotion of our products are subject to regulation by the Federal Trade commission as well as various state governmental agencies. These regulations apply directly to our Cosmedicine line of products and could also be applied to other products and services we offer.

                    “Corporate Practice” Prohibitions

                    Many states, including California, Illinois, New Jersey, New York and Texas, have statutes that either expressly prohibit or have been interpreted to prohibit what is known as the “corporate practice of medicine.” These laws are designed to prevent interference in the medical decision-making process from anyone who is not a licensed physician. Most states that prohibit the corporate practice of medicine also have similar restrictions in connection with the practice of nursing, and other health professions. Application of these prohibitions varies from state to state. Some states allow a business to exercise significant management responsibilities over the day-to-day operation of a professional practice, while other states restrict or prohibit such activities.

                    In states with “corporate practice” prohibitions, we are unable to provide through the Company, any services that may only be performed by licensed persons, or to assert financial control of our allied professionals’ practices. Furthermore, in those states, we are unable to bill our clients directly for services performed by such professionals, and are unable to include revenues from the performance of such services in our own revenues. The existence of these laws has the effect of limiting the operations of the Company in states with corporate practice limitations.

                    Licensing

                    We are required to obtain licenses from various federal, state, and local agencies to provide our services. In addition, every state imposes licensing requirements on the individual medical, dental, and other healthcare providers with whom we may enter into arrangements. States also impose licensing and other requirements on many of the spa and salon services we offer.

                    Federal Physician Self-Referral Law

                    Provisions of the Social Security Act commonly referred to as the “Stark Law” prohibit referrals by a physician of Medicare patients to providers for certain “designated health services” if the physician (or his or her immediate family member) has an ownership interest in, or other financial relationship with, the provider, unless an exception applies.

                    We have arrangements with medical professionals under which we compensate various physicians and other healthcare providers for services, which arrangements could constitute financial relationships under the Stark Law definition. We believe that all of our current provider relationships comply with this law.

                    State Fee-Splitting Laws

                    Many states have statutes and regulations that either expressly prohibit or have been interpreted to prohibit physicians and other healthcare providers from sharing or splitting fees with unlicensed entities, such as us. Other states have fee-splitting prohibitions that apply when professional fees are shared with a referral source or even an unaffiliated licensed professional.

                    Violations of any of these state laws may result in censure, fines, loss of a healthcare provider’s license, or even criminal penalties. These statutes and regulations vary from state to state and are often vague and subject to differing interpretations.

                    We have not yet opened any Integrated Flagship facilities in California, Illinois, New Jersey, or New York, but may do so. Because of the corporate practice of medicine, fee-splitting and self-referral prohibitions in those states, the Company intends to enter into management or facility fee arrangements with physicians (or professional entities owned by physicians) in which we will provide office space and management services in exchange for fees that are negotiated and determined in advance. The physician or entity will be responsible for employing or contracting with physicians, nurse practitioners and other healthcare professionals and will be solely responsible for all aspects of diagnostic, clinical and other medical services, including the selection, training, direction and supervision of licensed professionals. We intend to make clear to the public that our facilities do not provide medical services and that any medical service provided at our facilities is performed solely by or under the supervision of an independent medical professional or practice.

                    In Florida and Maryland, where we currently operate several facilities, there is no corporate practice of medicine prohibition and, accordingly, we are able to employ or contract with physicians, nurse practitioners and other medical professionals and to hold ourselves out to the public as providing medical services. Under our current Florida model, a portion of the total fees paid by the patient is retained by us as compensation for the management services and office space that we provide.

Material Agreements

                    Agreements with Johns Hopkins Medicine

                    On November 21, 2003 KAAI entered into a Consulting Services Agreement (“Consulting Agreement”) with Johns Hopkins Medicine (“Johns Hopkins”), acting through Johns Hopkins Health System Corporation, and the Johns Hopkins University. Under the Consulting Agreement, Johns Hopkins agreed to provide consulting services to KAAI consisting of: (i) review and assessment of our medical delivery protocol document and (ii) consultation on the development of outcomes studies methodologies. The Consulting Agreement also sets forth the conditions for the use of the Johns Hopkins mark. The term of the agreement is until November 21, 2008. The Consulting Agreement may be terminated by either party at any time with 120 days written notice.

                    The consideration for the review and assessment services provided by Johns Hopkins was $5,000 per day. The consideration under this original Consulting Agreement for the limited use of the Johns Hopkins mark was $0.3 million per year, payable in quarterly installments, and 500 shares of KAAI’s series E preferred stock.

                    As of June 30, 2005, Johns Hopkins held a minority interest in KAAI constituting shares of Series E Preferred Stock. The Series E Preferred Stock represented Johns Hopkins’ equity interest in KAAI. On May 4, 2006, Johns Hopkins voluntarily forfeited all of its equity interest in KAAI shares of Series E Preferred Stock. The forfeited shares constituted all issued and outstanding shares of Series E Preferred Stock and as a result, as of July 1, 2006, no shares of Series E Preferred Stock of KAAI are issued and outstanding. As a result of the forfeited shares, the Company canceled these shares at the end if its fiscal year, ending July 1, 2006.

                    On March 23, 2005, KAAI signed an amendment to the Consulting Services Agreement (“Amendment” or “Amended Agreement”) with Johns Hopkins effective June 1, 2005. The purpose of this Amendment was to expand the oversight function that Johns Hopkins would perform for the Company to include increased medical protocol review, medical facility design and physician credentialing. In addition, the Amendment expanded use of the Johns Hopkins trade name by KAAI. For the increased oversight and review services provided by Johns Hopkins, KAAI agreed to increase the consideration paid to Johns Hopkins from $.3 million to $1.0 million in the first year of the contract, $1.5 million in the second year of the contract and $1.0 million annually thereafter until the term of the contract is reached. The term of the Amended Agreement is until June 1, 2010. The Amended Agreement may be terminated by either party at any time with 120 days of written notice.

                    In December 2004 KAAI entered into a Services and Licensing Agreement with Johns Hopkins, acting through Johns Hopkins Health System Corporation, and the Johns Hopkins University. Under the Services and Licensing Agreement, Johns Hopkins agreed to provide the following services to KAAI: (i) investigate current methods for skin care parameter testing at the point of sale; (ii) where existing protocols and equipment for skin care parameter testing do not exist or are not acceptable to Johns Hopkins, develop acceptable methods to measure the condition of clients’ skin; (iii) create a new testing methodology to validate skin care product efficacy; (iv) oversee the ongoing testing of skin care products using the Johns Hopkins testing standards; and (v) oversee the testing of 15 of our skin care products using the agreed upon testing standards. This Services and Licensing Agreement was subject to the satisfaction of certain conditions, which KAAI had to satisfy by October 31, 2005. The conditions include: (i) written agreement by Johns Hopkins and KAAI on: (A) the parameters for research and academic freedom as opposed to work for hire as noted in the agreement; (B) the amount of royalty fees, guaranteed annual fees and equity as noted the agreement; (C) the buyout or additional stock to be provided Johns Hopkins at the end of the term of the agreement; and (D) an appropriate scope of coverage for product and/or contractual liability insurance to be maintained by KAAI; (ii) final approval by internal Johns Hopkins committees for the Permitted Statement (as defined in the agreement); and (iii) documentation of the matters described in (i) and (ii) by an amendment to the agreement. On November 10, 2005, the period by which KAAI was required to satisfy the conditions was extended to December 31, 2005. On January 3, 2006, the parties extended such period until March 31, 2006. In March 2006, the parties extended such period to June 30, 2006. On June 21, 2006, the period was extended to September 30, 2006. The term of the servicing and licensing agreement was to be 5 years after the satisfaction of the conditions. KAAI and Johns Hopkins have not sought further extension of the time period to satisfy the conditions in the Services and Licensing Agreement and do not intend to continue that Agreement. Therefore, unless changed by current negotiations, we do not anticipate that there will be any reference to Johns Hopkins on our Cosmedicine products packaging after our existing packaging is used up. Packaging that has already been printed with the reference to Johns Hopkins will be used until existing inventories are depleted. Johns Hopkins is currently branded on our K360 software and we do expect that to continue in the future. In addition, the Johns Hopkins name is used in the marketing of our medical services as the name appears on the doors of our on-site medical facilities. Even though we do not intend to continue the Services and Licensing Agreement, the existing Consulting Services Agreement previously discussed, is still in full force and effect.

                    We have an alliance with John Hopkins, widely acknowledged to be among the most respected medical institutions in the US. John Hopkins has agreed to review and assess our process for verifying the safety and clinical quality of our practitioners, protocols and facilities; it also approves the medical protocols of our Medical Advisory Board and provides consulting on the scientific testing of our Cosmedicine product line. John Hopkins approved the use of the John Hopkins Medicine name as part of the marketing of our facilities, intellectual property and certain collateral materials as described in the Consulting Services Agreement and Amendment.

                    Johns Hopkins Medicine’s role with KAAI is to provide aesthetic-improvement clients with information regarding performance and safety claims. The relationship is designed to provide consulting services on aspects of our medical services business, and on the safety and performance of our skin care product line. KAAI’s goal is to help establish consistent, safe delivery of medical aesthetic services in its centers, to create objective testing of the effects of our skin care products, and to focus on measurable elements of skin health.

                    Agreement with Sephora USA

                    In December 2004 KAAI entered into a Retail Alliance Agreement with Sephora USA, LLC (“Sephora”). Pursuant to the agreement KAAI granted Sephora the rights to: (i) sell its Cosmedicine products in Sephora retails stores, through its website and any other retail channels, (ii) utilize certain of KAAI’s intellectual property and methods in order to operate the KAAI stores in Sephora stores, (iii) develop with KAAI the adjacent KAAI facilities and (iv) sublease retail space from us for the purpose of constructing and operating a Sephora store within KAAI centers. The term of the agreement is until December 31, 2010.

                    Upon execution of the agreement, Sephora deposited a performance deposit in an amount of $5.0 million with an escrow agent, which was subsequently paid to KAAI. If Sephora, pursuant to the terms of the agreement, terminates the agreement with KAAI it may have the right to recoup a portion of the $5.0 million performance deposit. Sephora will also have the right to earn back its performance deposit if the arrangement is successful. KAAI will be required to return to Sephora 50% of the performance deposit at such time that the “Net Revenues” of Sephora relating to the sale of Cosmedicine products plus Sephora “Capital Expenditures” (each as defined in the agreement) equals $30 million and the remaining performance deposit at such time that such “Net Revenues” plus “Capital Expenditures” equals $60 million. We have recorded $2.7 million in net revenues on a cumulative basis as of July 1, 2006. See “Certain Relationships and Related Party Transactions – Sephora.”

Agreements with Mark Potter and Atlantis Laboratories

                    On April 4, 2006, KAAI entered into a Consulting Agreement (the “Consulting Agreement”) with Mark Potter and Atlantis Laboratories, Inc. (“Atlantis” and together with Mr. Potter, the “Formulators”). The Formulators have developed, formulated and produced skin care products for our Cosmedicine product line. Under the Consulting Agreement, the Formulators agreed to use their best efforts to provide all services necessary to (i) expand the number of product types in our over-the-counter Cosmedicine line, (ii) formulate and develop an enhanced version of (a) Cosmedicine, (b) a foundation cosmetic line, (c) a hair care product line and (d) a cosmetics line, and (ii) have such products produced and shipped by Atlantis for sale at our spa and salon facilities and other outlets.

                    The Consulting Agreement also contains a non-competition clause that provides, among other things, that (i) the formulas developed by the Formulators for KAAI are proprietary and may not be used by the Formulators for any purpose other than on behalf of KAAI and may not be utilized in products sold to anyone other than KAAI and (ii) except for limited exceptions, the Formulators will not directly or indirectly acquire or own any interest in any entity engaged in the business conducted by KAAI. Mr. Potter is to be paid an annual consulting fee of $207,000 in equal monthly installments of $17,250. In addition, KAAI granted Mr. Potter on September 18, 2006, an option to purchase the TrueYou equivalent of 150,000 shares of KAAI common stock at an exercise price of $0.22 per share, vesting over a period of three years. Mr. Potter also received 100,000 options to purchase KAAI common stock on February 1, 2005, at an exercise price of $4.00 per share, vesting over four years. The initial term of the Consulting Agreement is five years.

                    In connection with the Consulting Agreement, on April 12, 2006, KAAI entered into a formula agreement with the Formulators and JPMorgan Chase Bank, N.A., as escrow agent. Pursuant to the formula agreement, the Formulators agreed that all existing and future formula, manufacturing procedures and specifications, along with specific details of all raw material suppliers and specifications for the raw materials relating to the products to be purchased by us from the Formulators are to be deposited with the escrow agent. In the event of certain specified events and/or contingencies, the escrow agent is required to deliver such formulas, manufacturing procedures and specifications to KAAI.

                    Pursuant to the Consulting Agreement, KAAI agreed to loan up to a total of $1,100,000 to Mr. Potter for the purchase of land in Conroe, Texas and construction of a laboratory and manufacturing facility to manufacture and supply the Cosmedicine line of products. On April 17, 2006, KAAI made a loan of $392,200 to the Formulators for the purchase of the property evidenced by a promissory note. Under the promissory note, the principal sum of $392,200 with interest at the rate of 6-1/2% per annum is payable in 120 monthly installments of principal and interest in the amount of $4,453.00 each with the first installment due on May 1, 2006. At July 1, 2006 the Company had a note receivable balance of $0.4 million from Mr. Potter which is included in other assets on the consolidated balance sheet.

                    In connection with the foregoing, KAAI also entered into a construction loan agreement dated April 4, 2006 with the Formulators pursuant to which the Formulators executed a $650,000 construction loan promissory note to KAAI for the development of a laboratory and manufacturing facility to be operated by Atlantis on the Property. Under the terms of the construction loan agreement, we are to make advances to the Formulators under the construction loan promissory note from time to time in connection with the construction on the property. The amount of each advance will be determined by KAAI. The unpaid principal balance on the construction loan promissory note bears interest at a rate of 6-1/2% per annum. Monthly installments of interest only on the outstanding principal balance will be due commencing on the first day of the month following the initial advance and continuing on the first day of each subsequent month up to and including April 1, 2007. Commencing May 1, 2007, and continuing through April 1, 2016, installment payments of principal and interest will be due in such amount as will be sufficient to pay in 108 equal payments all principal and accrued interest.

Intellectual Property

                    We consider trademark protection to be important to our business and we are the owners of numerous U.S. and foreign trademark applications/registrations. Significant trademarks include: KAAI, the KAAI logo, KAAI Signature Services, Klinger Advanced Aesthetics, Cosmedicine, Georgette Klinger, SkinState, Personal Aesthetics Blueprint, Aesthetic Concierge, Truth is Beauty, Nth (K Logo) Service Services and The Place of Possibilities.

                    We also consider patent protection to be important to our business and we are the owners of pending U.S. patent applications and related foreign applications covering systems and methods relating to aesthetic improvement. In March 2006, we filed a provisional patent application for the grant of a patent for our K360 system and filed permanent applications in June 2006.

Employees

                    On January 15, 2006 and July 1, 2006, we had 542 and 535 employees, respectively. We consider our relations with our employees to be satisfactory. We believe our future will depend in large part on our ability to attract and retain highly skilled employees.

Available Information

                    All of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments to those reports, filed with or furnished to the Securities and Exchange Commission (the “SEC”), are available free of charge through our corporate internet website, www.klinger.com, as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC.

                    The information on this website is not, and shall not be deemed to be, part of this Report or incorporated into any other filings we make with the SEC.

ITEM 1A. RISK FACTORS

                    You should carefully consider each of the following Risk Factors and all other information in this Report. These Risk Factors are not the only ones facing the Company. Our operations could also be impaired by additional risks and uncertainties. If any of the following risks and uncertainties develop into actual events, our business, financial condition and results of operations could be materially and adversely affected.

Risks Related to the Company

We have a history of large operating losses.

                    As of July 1, 2006 we had an accumulated net deficit of $214.3 million. These losses result, in part, from our high corporate expenses in connection with the establishment of the business, unrealized losses on convertible securities and the limited revenues we had during the same periods. We believe that our corporate expenses, as a percent of revenue, will decrease going forward as a result of revenue increases, however, there are no assurances that we will be able to significantly grow our revenue, reduce our corporate expenses or become profitable in the future. These factors raise doubt about our ability to continue as a going concern. Also, as a result of our losses, the opinion of our Independent Registered Public Accountants on our audited financial statements for fiscal year 2006 has included an explanatory paragraph relating to “going concern consideration.” A going concern consideration explanatory paragraph indicates that our auditors have substantial doubt about our ability to continue as a going concern for at least a reasonable period of time. Our ability to continue as a going concern ultimately depends on our ability to increase sales and reduce expenses to a level that will allow us to operate profitably and sustain positive operating cash flows, and raise additional capital. We have been unsuccessful to date in implementing a business plan which enables us to operate profitably.

We need additional capital to meet our working capital requirements and debt service and will be required to curtail our operations and / or our planned expansion if it is not available.

                    Our principal future uses of funds are for debt service, working capital requirements and capital spending to execute our strategy. It is expected that our net losses will continue at least through the end of fiscal year 2008. In addition, subject to our ability to raise additional capital, we expect to spend approximately $2.2 million during fiscal year 2007 to continue to develop an information technology infrastructure, and continue to develop our proprietary diagnostics products. Our need for additional capital to finance our operations and growth will be greater if, among other things, our revenue or expense estimates prove to be incorrect. We have had several recent financings (see Item I of this Report) with the most recent completed on December 22, 2006. These financing are not sufficient to enable the Company to continue its operations and additional capital is required and is currently being sought. We may not be able to obtain financing in which event we may be unable to continue our operations and/or implement our strategy.

Our Cosmedicine line of products may not be successful.

                    Our future success relies in part on the continued development and success of our Cosmedicine product line. At such time as our existing packaging is used, our Cosmedicine products will no longer include any reference to Johns Hopkins. There is no guarantee that we will be able to successfully penetrate the cosmetics market and profitably sell our Cosmedicine products. If we fail to do so our results of operations will be adversely affected.

We have only one supplier for our Cosmedicine products.

                    Atlantis is our only supplier of Cosmedicine and is the owner of all of the rights to the intellectual property developed in connection with such formulations. We have entered into a Formula Agreement with Atlantis under which all formulas, manufacturing procedures, and raw material suppliers and specifications for the raw materials were deposited with an Escrow Agent. In the event of certain specified events and/or contingencies, the Escrow Agent is required to deliver such formulas, manufacturing procedures and specifications to KAAI. If we were ever to default under the agreement, we would lose these rights. In addition, we cannot be certain that even if the Escrow Agent delivered such formulas to us that we would be able to successfully manufacture our Cosmedicine products. Loss of the formulations and/or problems with our supplier which impairs our ability to provide Cosmedicine products could adversely affect our financial results.

We are dependent on our relationships with Sephora and Johns Hopkins

                    Our agreements and relationship with both Sephora and Johns Hopkins provide us with key differentiation versus existing and potential competitors. Our agreements grant Sephora and Johns Hopkins, respectively, the right to terminate their agreement with us for a variety of reasons. The Sephora agreement provides that if Mr. Richard Rakowski, Chairman and Chief Executive Officer stops serving at any time prior to December 31, 2007, Sephora may terminate the agreement except that if it is a result of death or disability, such termination will not occur so long as KAAI designate a qualified replacement within 90 days. If Johns Hopkins terminates the Consulting Agreement, our medical services revenue can be negatively affected. Medical services revenue represented 8% of our operating revenues in fiscal 2006. If Sephora terminates their agreement with us in addition to a negative affect on our revenues, under certain circumstances we may have to reimburse a portion of the upfront $5 million performance deposit we received from them. In addition, the loss of either or both of these relationships could substantially decrease our differentiation from competitors and could materially adversely affect the Company.

The demand for our products and services may be adversely affected by changes in the economy.

                    Demand for our services and products is driven by consumers whose broad spending patterns are affected by the state of the general economy. Over recent years, the overall market for cosmetic medical procedures and spa services has grown, and demand for other services has not declined. However, we do not provide essential and basic services and negative changes to economic conditions could lessen the demand for our services and products.

We depend on our senior management and key employees, the loss of which could adversely affect our operations.

                    Our success depends to a large degree upon the skills of our senior management team and current key employees, such as Richard Rakowski and Matthew Burris, and upon our ability to identify, hire, and retain additional sales, marketing, technical and financial personnel, including managers for each of our retail outlets. We may be unable to retain our existing key personnel or attract and retain additional key personnel. We do not maintain key person life insurance for any of our officers or key employees. Due to our reliance on our senior management and key employees, the loss of any of our key executives or the failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on our business, operating results and financial condition. In addition, several members of our senior management have recently joined us and may need to spend a significant amount of time learning our business model and management system while performing their regular duties. The integration of new executives or any new personnel could disrupt our ongoing operations.

                    We also rely on the medical practitioners and aesthetics professionals who will deliver our services. These professionals are not subject to long-term employment contracts and a loss of these professionals would affect our ability to deliver our services and execute our business plan.

Government regulation may affect our ability to carry out our business plan and may change from time to time.

                    The U.S. healthcare industry, including aspects of our business, is highly regulated, and regulatory agencies are vested with broad discretion in interpreting applicable laws and regulations. The interpretation of these laws also varies from state to state. While we believe that our operations are conducted so as to comply in all material respects with the healthcare laws that apply to our operations in each state, our arrangements and current and proposed activities have not been examined by federal or state authorities for compliance with applicable laws and regulations, and no governmental opinions have been sought or received. Furthermore, there can be no assurance that the regulatory environment in which we operate will not change significantly in the future, requiring us to restructure our arrangements. Our revenues, and those of our allied professionals, could be adversely affected by unanticipated changes in applicable laws.

                    In addition, a current regulatory proposal by the FDA Center for Drug Evaluation and Research (“CDER”) relating to required labeling could raise barriers to both entry and remaining in the skin care market. Additionally legislation relating to cosmetics is sporadically proposed and new legislation could impact the marketability and profitability of some cosmetic ingredients and/or products, which may include our Cosmedicine line of products.

                    We are required to obtain licenses from various federal, state, and local authorities for our facilities and certain of the healthcare services that will be offered by or through us. In addition, every state imposes licensing requirements on the individual medical providers and other professionals with whom we have or intend to enter into contractual arrangements. If we and these individuals cannot obtain and maintain all required licenses, our operations may suffer.

We are subject to “corporate practice of medicine” prohibitions.

                    Many states, including California, Illinois, New Jersey, New York and Texas, have statutes that either expressly prohibit or have been interpreted to prohibit what is known as the “corporate practice of medicine.” These laws are designed to prevent interference in the medical decision-making process from anyone who is not a licensed physician. Most states that prohibit the corporate practice of medicine also have similar restrictions in connection with the practice of nursing, and other health professions. Application of these prohibitions varies from state to state. Some states may allow a business to exercise significant management responsibilities over the day-to-day operation of a professional practice, while other states restrict or prohibit such activities.

                    In states with “corporate practice” prohibitions, we will be unable to provide through the Company any services that may only be performed by licensed persons, or to assert financial control of our allied professionals’ practices. Furthermore, in those states, we may be unable to bill our clients directly for services performed by such professionals, and will be unable to include revenues from the performance of such services in our own revenues. This is the case in our Maryland and Texas locations and our operations were developed accordingly. If a state in which we operate determines that we are engaged in the corporate practice of a profession, we might be required to restructure or cease such operations and be subject to penalties as well. The need to comply with “corporate practice” prohibitions may also increase our administrative costs or even make allied professionals in certain states unwilling to enter into contractual relationships with us.

We are subject to “fee-splitting” prohibitions.

                    Many states we have operations in, including California, Illinois, New Jersey, New York and Texas, have statutes and regulations that either expressly prohibit or have been interpreted to prohibit physicians and other healthcare providers from sharing or splitting fees with unlicensed entities, such as us. Other states have fee-splitting prohibitions that apply when professional fees are shared with a referral source, even an unaffiliated licensed professional. Violations of these state laws may result in censure, fines, loss of a healthcare provider’s license, or even criminal penalties. These statutes and regulations vary from state to state and are often vague and subject to differing interpretations. If a state in which we operate determines that our financial arrangements with allied professionals constitute fee-splitting, we might be required to restructure or cease such operations, and we and/or our allied professionals might be subject to penalties as well.

We are exposed to possible liability in excess of insurance coverage.

                    Each licensed professional with whom we establish a relationship is required to carry general liability and professional liability (malpractice) insurance to cover potential lawsuits and claims. As a result of our association with such professionals, we may be named as a co-defendant in any suit brought against them and, even if we are not ultimately subject to liability, we may incur significant costs in defending such a suit. While we do not practice a profession and thus cannot purchase malpractice insurance for ourselves, we require our allied professionals to name us as an “additional insured” under their own malpractice policies, if permitted by the insurance carriers. We also carry insurance coverage for our directors and officers, as well as general liability insurance, in amounts that we anticipate will adequately cover potential liability exposure. Still, large, unforeseen damage awards may exceed our coverage. It is also possible that coverage may not continue to be available to us on satisfactory terms. Successful claims against us or our allied professionals could have a material adverse impact on our business and financial condition.

We are subject to regulation by the FDA.

                    The Federal Food, Drug and Cosmetic Act, and the regulations promulgated thereunder, and other federal and state statutes govern, among other things, the testing, manufacture, safety, labeling, storage, recordkeeping, advertising and promotion of cosmetic products. Our Cosmedicine skin care product line will be regulated by the United States Department of Health and Human Services, or FDA. Our Cosmedicine skin care product line consists of products that are subject to regulation by the FDA as cosmetics and may also be regulated as over-the-counter drugs. If they will be regulated as over-the-counter drugs they may require additional approvals and testing. The process of obtaining and maintaining regulatory approvals for the manufacturing or marketing of our Cosmedicine products could be costly and time-consuming and is subject to unanticipated delays. Regulatory requirements ultimately imposed could also adversely affect our ability to test, manufacture or market products.

We are subject to regulation by Federal Trade Commission.

                    The FTC, together with other governmental agencies have enacted regulations that prohibit the advertising, packaging, labeling, promotion and similar marketing of any cosmetic which include any false or misleading claim and that any representation with respect to the efficacy of such product must have a competent and reliable basis. We will make every effort to advertise, package, label, promote and otherwise market our products in compliance with applicable regulations of the FTC and applicable state laws. However, determination of compliance is subject to wide interpretation and we can make no assurance that a governmental agency will not challenge the manner and method by which we market our products.

Risks Related to Our Common Stock

Plans to increase the authorized number of shares and effect a reverse stock split could have an adverse effect on the market value of our Common Stock.

                    We have taken steps to increase the number of shares of Common Stock the Company is authorized to issue so that we would have sufficient shares of Common Stock available for the conversion of all outstanding shares of Preferred Stock and the exercise of all outstanding Series B Preferred Warrants and Common Stock Warrants into Common Stock. The shares reserved for issuance are currently greater than those authorized. Increasing the Authorized Shares would facilitate the conversion of the Preferred Stock, Series B Preferred Warrants and Common Stock Warrants issued in connection with the Share Exchange Agreement, Series D Preferred Financing, senior debt financing and subordinated debt financings. Such conversion into Common Stock will create dilution to existing Common Stock holders.

                    In addition, we have taken steps to initiate a reverse stock split. The effect of this reverse split when implemented will be to increase the price of the Common Stock (at least initially) and may also result in a reduced number of shareholders of the Common Stock. A higher stock price, if coupled with improved results in performance could make it easier for the Company to list its securities on a different trading market. The traditional effect of a reverse stock split, an increase in price, may be offset due to the substantial number of additional shares of Common Stock available in the market place as a result of the conversion described above.

Certain provisions of our charter documents and Delaware law could discourage potential acquisition proposals and could deter, delay or prevent a change in control of our company that our stockholders consider favorable and could depress the market value of our Common Stock.

                    Our certificate of incorporation grants our Board of Directors authority to issue additional shares of preferred stock. The preferred stock, if issued, could have liquidation, dividend and other rights superior to the rights of our Common Stock. Potential issuances of preferred stock may delay or prevent a change in control of our Company, discourage bids for the Common Stock, and adversely affect the market price and the voting and other rights of the holders of our Common Stock.

                    We are a Delaware corporation subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law. Generally, this statute prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which such person became an interested stockholder, unless the business combination is approved in a prescribed manner. A business combination includes a merger, asset sale or other transaction resulting in a financial benefit to the stockholder. We anticipate that the provisions of Section 203 may encourage parties interested in acquiring us to negotiate in advance with our board of directors because the stockholder approval requirement would be avoided if a majority of the directors then in office approve either the business combination or the transaction that results in the stockholder becoming an interested stockholder.

Future sales of our Common Stock could depress our market price and diminish the value of your investment.

                    Future sales of shares of our Common Stock or securities that are convertible into Common Stock, could adversely affect the market price of our Common Stock. If our principal stockholders sell a large number of shares, or if we issue a large number of shares, the market price of our Common Stock could significantly decline. Moreover, the perception in the public market that our principal stockholders might sell shares of Common Stock could depress the market for our Common Stock.

Our Common Stock price could be volatile, which could result in substantial losses for investors.

                    Our Common Stock price could be subject to volatility. Fluctuations in the price of our Common Stock could be rapid and severe and could leave investors little time to react. Factors that could affect the market price of our Common Stock include:

•	the limited amount of our Common Stock held by our non-affiliates;

•	quarterly variations in our operating results;

•	general conditions in our industry or in the securities market;

•	changes in the market’s expectations about our earnings;

•	changes in financial estimates and recommendations by securities analysts concerning our Company or the consumer products industry in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends in our markets;

•	changes in laws and regulations affecting our business;

•	sales of substantial amounts of Common Stock by our directors, executive officers or principal stockholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions and acts of war or terrorism.

                    Volatility in the price of our Common Stock could be exacerbated by the relatively small number of shares of our Common Stock that are publicly traded. Fluctuations in the price of our Common Stock could contribute to a loss of all or part of any investment in our Common Stock.

Because our shares are deemed “penny stocks,” you may have difficulty selling them in the secondary trading market.

                    The Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as therein defined) less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Additionally, if the equity security is not registered or authorized on a national securities exchange or NASDAQ, the equity security also would constitute a “penny stock.” As our Common Stock falls within the definition of penny stock, these regulations require the delivery, prior to any transaction involving our Common Stock, of a risk disclosure schedule explaining the penny stock market and the risks associated with it. Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. In addition, monthly statements are required to be sent disclosing recent price information for the penny stocks. The ability of broker/dealers to sell our Common Stock and the ability of shareholders to sell our Common Stock in the secondary market would be limited. As a result, the market liquidity for our Common Stock would be severely and adversely affected. We can provide no assurance that trading in our Common Stock will not be subject to these or other regulations in the future, which would negatively affect the market for our Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

Corporate Headquarters

                    Our corporate headquarters are located in leased premises at Building No 501, Fifth Floor, 7 Corporate Park, Norwalk, CT 06851.

Integrated Flagships

                    Our locations include the NorthPark flagship in Dallas Texas, the Chevy Chase flagship in Chevy Chase, Maryland and nine other operating legacy stores. The flagship locations offer a variety of spa / salon services, skin care products, and cosmetic medical services provided by medical offices owned and operated by Johns Hopkins and UT Southwestern.

Other Locations

                    In addition to the two company flagship locations, we have nine other operating facilities, and one location, Beverly Hills, that has been closed for remodeling.

                    The following chart sets forth data regarding our facilities:

City	Address	Facility Size (sq/ft)	Lease Expiration Date

Costa Mesa (Spa Facility)	South Coast Plaza, Level 2 3333 Bristol Street Costa Mesa, CA	3,365	1/31/2008

Beverly Hills (Spa Facility)	131 South Rodeo Drive, Beverly Hills, CA	6,630	9/30/2015

Dallas-OLD (Spa Facility)	Inwood Village Shopping Center 5560 West Lovers Lane Suites 250 & 252, Dallas, TX	6,856	7/26/2006 (1)

Short Hills (Spa Facility)	The Mall at Short Hills 1200 Morris Turnpike, Suite A-139 Short Hills, NJ	3,475	8/31/2008

Manhasset (Spa Facility)	1950 Northern Blvd. Space A-2 Manhasset, NY	6,313	2/27/2007

Chicago (Spa Facility)	Water Tower Place Level 3 835 North Michigan Avenue Chicago, IL	4,779	12/31/2012

Washington (Spa Facility)	Chevy Chase Pavilion 5335 Wisconsin Ave. N.W. Washington, DC	5,551	8/31/2006 (1)

Palm Beach (Spa Facility)	The Esplande Store No. 211 150 Worth Ave. Palm Beach, FL	2,739	5/31/2010

Hasbrouck Heights (Office)	500 Route 17, Suite 307 Hasbrouck Heights, NJ	2,260	9/30/2006 (1)

Palm Beach Gardens (Spa Facility)	5530-5540 PGA Blvd. PGA Commons, Suite 200 Palm Beach Gardens, FL	10,003	9/22/2008

West Palm Beach (Spa Facility)	2511 South Dixie Highway West Palm Beach, FL	10,732	6/30/2008

Boca Raton (Spa Facility)	Building H 6853 S.W. 18th Street Boca Raton, FL	3,455	1/31/2008

Boca Raton (Spa Facility)	Building H 6877 S.W. 18th Street Boca Raton, FL	7,923	2/29/2008

New York (Spa)	501 Madison Ave. New York, NY	13,800	4/30/2013

New York (office)	501 Madison Ave. New York, NY	3,800	4/30/2013

Connecticut (Corporate Headquarters)	Building 501 Merritt 7 Corporate Park Norwalk, CT	13,340	12/31/2015

Chevy Chase Collection (Spa Facility)	The Collection, Level 2 5481 Wisconsin Avenue Chevy Chase, MD	6475	5/31/2021

Dallas (Spa Facility)	NorthPark Center 8687 North Central Expwy, Suite 2R1-2236 Dallas, TX	5116	6/15/2016

(1)	– Lease was terminated at expiration of the lease due to a move to a new location.

ITEM 3. LEGAL PROCEEDINGS

UBS Lawsuit

                    UBS Securities, LLC commenced a lawsuit against KAAI in the Supreme Court of the State of New York, County of New York on September 18, 2006. The complaint alleges that UBS was engaged to provide investment banking services to KAAI and that UBS is owed a fee of $1,750,000 with respect to a private placement that was consummated in June, 2006. In the event we are unsuccessful in defending the lawsuit, it would have a material adverse effect on KAAI.

Other Contingencies

                    We are a party to a number of legal actions, proceedings or claims. While any action, proceeding or claim contains an element of uncertainty, management believes that the outcome of such actions, proceedings or claims will not have a material adverse effect on the business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                    On March 23, 2006 the Certificate of Amendment was approved by: (A) the holders of a majority of the Company’s outstanding stock entitled to vote with respect to an amendment of the Company’s certificate of incorporation, (B) the holders of more than 50% of the outstanding shares of Series C Preferred Stock, in accordance with the Certificate of Designation of the Series C Preferred Stock; and (C) the holders of more than 75% of the outstanding shares of Series D Preferred Stock, in accordance with the Certificate of Designation of the Series D Preferred Stock. On March 23, 2006 we filed with the Commission a preliminary Information Statement on Schedule 14C (the “Information Statement”) in connection with the proposed Amendment. On May 2, 2006, we received comments from the Commission with respect to the Information Statement. We reviewed the Commission’s comments and submitted a revised Information Statement in response to such comments on October 4, 2006. On November 1, 2006, we received additional comments from the Commission with respect to the Information Statement. We will revise our document accordingly and submit it to the Commission for further review. Upon completion of the Commission’s review, we will file a definitive Information Statement and mail it to our shareholders in accordance with the Exchange Act. The Certificate of Amendment may not be filed until at least 20 calendar days after the definitive Information Statement is mailed to the stockholders of the Company. Following the expiration of such 20-day period, the Company will file the Certificate of Amendment with the Delaware Secretary of State, which will become effective on the date of such filing.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF OUR COMMON STOCK AND DIVIDEND POLICY

                    The Company’s Common Stock has been traded under the symbol “TUYU.PK” on the Pink Sheets® since September 1, 2005. The table below sets forth the reported high and low closing sale prices of our Common Stock, as reported by the Pink Sheets® during the period indicated.

	High	Low

2007 Quarter Ended
First Quarter (July 2 – September 30, 2006)	$0.35	$0.12
Second Quarter (October 1 - December 30, 2006)	$0.34	$0.16

2006 Quarter Ended
First Quarter (September 1 – October 1, 2005)	$0.04	$0.04
Second Quarter (October 2 - December 31, 2005)	$0.51	$0.04
Third Quarter (January 1, 2006 through April 1, 2006)	$1.15	$0.20
Fourth Quarter (April 2, 2006 through July 1, 2006)	$0.80	$0.34

                    On January 16, 2007, the last reported sale price the Company’s Common Stock on the Pink Sheets® was $0.22 per share. On January 16, 2007, there were 302 record holders of our Common Stock, 27 record holders of our Series B Preferred Stock, 22 record holders of our Series C Preferred Stock and 5 record holders of our Series D Preferred Stock.

                    We are authorized to issue 20,000,000 shares of Common Stock, of which 14,995,513 shares are issued and outstanding. We are authorized to issue 1,000,000 shares of preferred stock, par value $0.001 per share, of which 27,858.7673 shares of Series B Preferred Stock, 8,452.0222 shares of Series C Preferred Stock and 1,530 shares of Series D Preferred Stock are issued and outstanding. In connection with the Share Exchange Agreement, we agreed with certain of our shareholders that we would amend our Certificate of Incorporation to increase the number of shares of authorized Common Stock so that all of the shares of our Series B Preferred Stock will convert automatically into Common Stock. In addition, we have agreed with the holders of our Series C and Series D Preferred Stock that we would amend our Certificate of Incorporation to increase the number of shares of authorized Common Stock so that we would have sufficient shares of Common Stock available to fully convert our Series C and Series D Preferred Stock.

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

                    On March 23, 2006 the Certificate of Amendment was approved by: (A) the holders of a majority of the Company ‘s outstanding stock entitled to vote with respect to an amendment of the Company’s certificate of incorporation; (B) the holders of more than 50% of the outstanding shares of Series C Preferred Stock, in accordance with the Certificate of Designation of the Series C Preferred Stock; and (C) the holders of more than 75% of the outstanding shares of Series D Preferred Stock, in accordance with the Certificate of

Designation of the Series D Preferred Stock. The Certificate of Amendment may not be filed until at least 20 calendar days after the definitive Information Statement is mailed to the stockholders of the Company. Following the expiration of such 20-day period, the Company will file the Certificate of Amendment with the Delaware Secretary of State, which will become effective on the date of such filing. The Certificate of Amendment will not be effective until the information statement is approved by the SEC.

Dividends

                    There have been no dividends declared on our capital stock since the Company was formed. Dividends at the rate of 4% per annum accrue on our shares of Series C Preferred Stock and Series D Preferred Stock. Under the credit agreement that existed with TICC, we were prohibited from paying any cash dividends without the consent of TICC. This restriction was eliminated with the new financing obtained after fiscal year-end but a similar restriction is contained in the Laurus $25 Million senior debt financing. These accrued dividends may also be converted into Common Stock. It is not anticipated that any dividends will be declared for the foreseeable future on our Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

                     The table appearing below sets forth our selected financial data as of the end of and for each of the three fiscal years in the period ended June 30, 2006 which was derived from our audited financial statements. We have also presented unaudited financial data from our predecessor company, Dischino Corporation d/b/a Cosmo & Co., for the periods ended March 31, 2002 and 2003. This information should be read together with the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes to those statements included elsewhere herein.

	Predecessor		TrueYou.Com, Inc.

In thousands, except share and per share amounts	(unaudited) 2002	(unaudited) 2003	For the Period From June 29 [inception] to June 30, 2003	2004	2005	2006

Total revenue-net	$2,754	$3,304	$—	$13,309	$32,933	$33,052
Cost of revenue	1,413	1,696	—	7,608	16,601	18,535
Operating costs and expenses:
Selling, general and administrative expenses:	971	1,082	4,990	15,683	28,502	43,902
Depreciation and amortization	6	11	—	1,679	3,725	4,102

Total operating expenses:	977	1,093	4,990	17,362	32,227	48,004
Income (loss) from operations	364	515	(4,990)	(11,661)	(15,895)	(33,487)
Interest expense (income), net	—	—	—	2,173	4,026	3,988
Registration rights penalties	—	—	—	—	—	1,547
Unrealized loss on convertible securities	—	—	—	—	—	132,683
Income (loss) before income tax provision:	364	515	(4,990)	(13,834)	(19,921)	(171,705)
Income tax provision:	137	194	—	—	—	—
Net Income (loss):	227	321	(4,990)	(13,834)	(19,921)	(171,705)
Dividends on preferred stock:	—	—	—	488	1,400	1,125
Net Income (loss) applicable to common shareholders:	$227	$321	$(4,990)	$(14,322)	$(21,321)	$(172,830)

Basic and diluted income (loss) per common share:	$0.01	$0.02	$(0.33)	$(0.96)	$(1.42)	$(11.53)
Weighted average common shares outstanding, basic and diluted:	14,995,513	14,995,513	14,995,513	14,995,513	14,995,513	14,995,513

                    Following is selected balance sheet data as of July 1, 2006 and June 30, 2005 for the TrueYou.Com, Inc.:

	2006	2005

Total assets	$43,171	$36,963
Working capital (deficiency)	(42,540)	(19,222)
Total liabilities	253,085	72,772
Shareholders’ deficit	$(209,914)	$(35,809)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                    The following discussion should be read in conjunction with our Financial Statements and the Notes thereto.

                    Unless otherwise indicated in this Item 7, references to “TrueYou” refer to TrueYou.Com Inc.; references to “KAAI” refer to Klinger Advanced Aesthetics, Inc. and its consolidated subsidiaries; references to the “we,” “our,” and “us” refer to TrueYou.Com Inc. and its consolidated subsidiaries (including KAAI), as applicable.

Business Overview

                    We offer both medical and non-medical services and products to customers. We co-brand our trade name with the trade names of the salons and spas that we acquired. Our salons and spas share certain corporate resources such as senior management and administrative services. We had 542 employees as of January 15, 2006 and 535 employees on July 1, 2006, respectively.

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

                    In 2006, we opened our two new flagship locations, the NorthPark flagship in Dallas Texas, and the Chevy Chase flagship in Chevy Chase, Maryland. These locations are the models that showcase our business strategy and are used to advertise all our products and services. They have been developed as fully integrated properties, in a new format which offers cosmetic dermatology, spa and salon services, retail products, and the K360 system in a luxurious upscale setting (the “KAAI Model”). These locations are located in key markets.

                    These fully-integrated facilities feature cosmetic dermatology, skin care, cosmetic medical consultations, hair care, spa and salon services, and retail products on site, and cosmetic medical services provided by medical offices operated by Johns Hopkins and UT Southwestern. All of our medical treatments and providers are reviewed and approved by our Medical Advisory Board. We also participate in the Johns Hopkins Cosmetic Safety Program in locations where they have visited the site and confirmed that we are in compliance with their specifications. Johns Hopkins Medicine provides clinical and safety oversight for our medical services. We have rights to use the Johns Hopkins Medicine name in this regard and approved language is used in our facilities and diagnostic software.

                    We have developed an over-the-counter skin care line of products called Cosmedicine. Johns Hopkins consulted on the design and information analysis of tests performed on Cosmedicine products. In return for its consulting services, Johns Hopkins receives fees from KAAI. We launched the products in February 2006 for exclusive retail distribution at Sephora stores, KAAI locations and on our respective websites. All Cosmedicine products are being developed and formulated for us by Atlantis Laboratories. Atlantis Laboratories is an independent developer and manufacturer of bulk skin care products. We believe that going forward, revenues generated from sales of our Cosmedicine products will be a significant percentage of our aggregate revenues.

                    In addition, we have developed the K360 system, a practice management system for medical offices that perform aesthetic procedures. The K360 system has been designed to provide a series of unique tools that we believe will improve the quality, safety and predictability of aesthetic services performed in a medical setting. The K360 system has a series of functions, each of which is guided by standardized protocols to optimize standardization. Beginning in July 2006, we began licensing the software to a small number of clients. Our goal is to begin generating a small amount of revenue on this software in 2007.

                    Our financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since our inception, we have experienced substantial operating losses and negative cash flow from operations. As of July 1, 2006, we have an accumulated deficit of $214.3 million and a working capital deficit of $42.5 million. Included in our net deficit at July 1, 2006 is the remeasurement of convertible securities which resulted in an additional liability in the amount $132.7 million. These factors raise substantial doubt about our ability to continue as a going concern. Also, as a result of our losses, the opinion of our Independent Registered Public Accountants on our audited financial statements for fiscal year 2006 has included an explanatory paragraph relating to “going concern.” A going concern explanatory paragraph indicates that our auditors have substantial doubt about our ability to continue as a going concern for at least a reasonable period of time. Our ability to continue as a going concern ultimately depends on our ability to increase sales and reduce expenses to a level that will allow us to operate profitably and sustain positive operating cash flows and raise additional capital.

Current Trends and Outlook

                    We have had slower consolidated growth due to some facilities experiencing losses. We believe the reasons behind this trend include our facility in Boca Raton that has not fully recovered from hurricane damage that was sustained in October, 2005. This includes significant employee turnover at this facility as a result of the damage sustained. There is no clear indication if the facility will return to prior revenue levels without significant resources added. We have also closed our Beverly Hills facility for renovations and have not yet determined to reopen it. These losses were offset in fiscal 2006 with the launch of our Cosmedicine products. With our launch of Cosmedicine at exclusive retail distribution at Sephora stores, KAAI locations and on our respective websites, we believe that revenues generated from sales of our Cosmedicine products will be a significant percentage of our aggregate revenues going forward.

                    Our vision is to define the standard of care in the medical aesthetics arena through a commitment to clinical excellence based upon measured outcomes. Our strategy is to leverage the Company’s credible brand identity and technologies to establish Klinger as the standard of care in the medical aesthetics industry. The implementation of this strategy will center on the growth and development of opportunities relating to our complementary business offerings. These strategies include the following:

•	Optimize the K360 system. The plan is to license the software to clients for a modest fee and to have it serve as the catalyst for the sale of our products and licensed services.

•

Continue the development of branded protocol-driven aesthetic services that are supported by the K360 system and back bar products that create measurable results in appearance improvement. Beginning in July 2006, we began licensing the software to clients for a fee. The Company’s flagship locations deliver these branded services and serve as the development and beta sites for testing and refining such services in a true retail environment.

•

We are negotiating with pharma companies and we seek to broaden our Cosmedicine offering to feature “Cosmedicine Professional”, which we expect will include a line of RX grade products to support the Company’s MD and Med Spa channel strategy. In addition, to facilitate our Med Spa channel strategy, we entered into a letter of intent to acquire Nouvisage Corp. on September 12, 2006. Although the transaction is still being negotiated, and a definitive acquisition agreement has not yet been entered into, this combination of resources, if implemented, could provide another market for our Cosmedicine products.

Revenue Sources

We currently derive revenue from the following sources:

Spa and Salon Services – Our salon offerings include services such as hair styling, coloring, texturizing, treatments, extensions, make-up artistry and manicure/pedicures. Our spa services include treatments such as facials, body treatments (exfoliation, wraps, cellulite treatments), waxing and massage therapy. Spa and salon service revenue represented 65%, 69% and 77% of our total operating revenues for the fiscal years ended July 1, 2006, June 30, 2005, and June 30, 2004, respectively.

Spa and salon services are provided at all our operating stores.

Medical Services – Our medical offerings include injection services (Botox and Restylane), sclerotherapy (vein treatments), peels, microdermabrasion, permanent make-up, laser resurfacing and laser hair removal. Medical service revenue represented 8%, 9% and 7% of our total operating revenues for the fiscal years ended July 1, 2006, June 30, 2005, and June 30, 2004, respectively.

Historically we have offered on-site and off-site medical services. All dermatology related procedures are performed on-site. For the on-site procedures, medical providers utilize space in our stores, having been provided a separate medical area with its own entrance and medical accessories. Prior to August 2006, we also offered off-site medical services. These services consisted of cosmetic surgeries that were performed by the medical practitioners at a third party participating hospital. The on-site medical facility would provide the initial consultation, with the surgery performed off-site by the medical practitioner. We bill and collect all revenues and pay all expenses related to the medical services and pay the medical practitioners for their services. We no longer offer any off-site medical services as we have discontinued offering cosmetic surgeries.

To generate our revenues for our medical segment, we enter into medical practitioner fee contracts with our medical practitioners where they receive a percentage of the revenue generated from the performance of their services. Depending upon the medical provider and the type of service that is delivered, the percentage varies from 30-70% for medical revenues.

In all cases, physicians are contracted as consultants and not as employees. In most cases, the nurse practitioners are hired as employees. In addition, we do not generate any revenues from referring individuals to medical providers.

A majority of our medical revenue is derived from our Florida facilities. As such, we have spent considerable legal and consulting costs to ensure that we comply with applicable state and federal regulations. Any location that provides medical services is planned to ensure it meets all state and federal regulations. This includes utilizing all physicians as third party consultants.

Retail Product Sales – Include sales of third party products and our Cosmedicine products through our own locations. Retail product sales revenue represented 19%, 22% and 16% of our total operating revenues for the fiscal years ended July 1, 2006, June 30, 2005, and June 30, 2004, respectively.

Our locations offer a variety of retail products including products for hair care, skin care, and make-up. Hair care product offerings include such brands as L’Oreal, Kerastase, and Bumble & Bumble. Skin care product offerings include such brands as DDF, Obagi, IS Clinical, MD Skincare, and La Therapie. Our make-up product offering consists of the brand NARS. Additionally many of our locations offer our private label skin care brands, Georgette Klinger and Cosmedicine. In general, different combinations of the products are offered at different locations. Our Cosmedicine products are sold at all our locations, however, and have become our largest retail brand in fiscal 2006.

Wholesale Product Sales – Include sales of our Cosmedicine products at Sephora stores and through the internet. These products were launched in fiscal 2006 and represented 8% of our total operating revenues for the fiscal year ended July 1, 2006. Sephora, with whom we have a strategic relationship, is a subsidiary of LVMH, SA and L Capital is a private equity fund sponsored by LVMH, SA and, as a result, Sephora and L Capital are affiliates. Net revenue recognized on sales to Sephora were $2.7 million and $0 for the years ended July 1, 2006 and June 30, 2005, respectively. Our decision to enter into a strategic alliance with Sephora was made independent of our relationship with L Capital.

                    We manage our business by evaluating net revenue, gross margin, and liquidity. There is a close review of performance by location in these key areas to determine if resources need to be added or shifted to improve performance. We benchmark the facilities against each other to utilize data from high performing locations to assist those that are under performing. Key personnel are often deployed to the locations that show negative trends in these statistics. A close review of the operations is also performed to determine current cash position and future capital needs. Capital is tightly managed and utilized in those operations that will provide the greatest return.

                    We encounter a variety of challenges that may affect our business. These factors include weather, including hurricanes which have adversely impacted our facilities in Florida, and our dependence on individuals to provide services to our clients who leave the Company and take clients with them.

                    Beginning in fiscal year 2006, we are following the standard fiscal year of the retail industry, which is a 52 or 53 week period, with the end of a period being the last Saturday of the month. Our most recent fiscal year started on July 1, 2005 and ended on July 1, 2006.Previously The Company’s fiscal year was the twelve month period ended June 30.

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

                    Revenue Recognition: We record revenue based on the following types of product and service offerings:

•

Company run stores, medical, and internet sales - revenue is recognized for services rendered or product sold at the time when the service is performed or the item sold. When a gift card is purchased for a future service or product, the value of the card is recorded as a liability. In the past, we offered paper gift cards. For these paper cards, the entire liability remains on the balance sheet until the earlier of redemption or 36 months, for non-escheatable states. It is our’s and our predecessors’ historical experience that the likelihood of redemption after 36 months is remote. After 36 months, 80% of the remaining liability is relieved and recorded as other income. After 48 months, any remaining 10% of the liability is relieved and recorded as other income. After 60 months, the last 10% of the remaining liability is relieved and recorded as other income. For escheatable states, the liability remains on the books until escheatment. Currently the only type of gift cards offered are electronic cards. The recording of the sale is the same as paper gift cards. But for electronic cards, the entire liability remains on the books for the first year, less any redemptions. After the first year, the liability is reduced by five dollars per month as an inactivity fee and recorded to other income.

•

Cosmedicine sales to Sephora – revenue is recognized as sales are made to Sephora. At the end of each quarter, an accrual is made for anticipated returns due to damages, store testers, and product with limited remaining code life.

                    Impairment of Goodwill: We review long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. In addition, we review goodwill for impairment at least on an annual basis. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value.

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

                    Provisions for Inventory Obsolescence: We record provisions for estimated obsolescence of inventory. Our estimates consider the cost of inventory, forecasted demand, the shelf life of the inventory and our historical experience. If there are changes to these estimates, additional provisions for inventory obsolescence may be necessary.

                    Stock Based Compensation: We estimate the cost of stock based compensation using the Black-Scholes Option Pricing Model. Inherent in that model are assumptions including the volatility of our Common Stock, forfeiture rate, and the length of time which we expect an option to remain outstanding.

                    Deferred Income Taxes: We review our provision for income taxes at least quarterly and make a determination as to the likelihood of our ability to use the income tax benefit of our net operating losses. We then make a determination as to an appropriate allowance to reduce the value of this asset.

                    Convertible Securities: We remeasured our convertible securities in compliance with EITF 00-19, based on the fair value of our Common Stock into which they are convertible, since there are currently insufficient shares authorized to allow conversion. The fair value of the Common Stock is based in the price paid for a share of the stock closest to the measurement date. As of July 1, 2006 the closing price for our

Common Stock was $0.39. Changes in the price paid for a share of our Common Stock can have a significant impact on the amount recorded for the convertible securities. For example, the movement up or down in the price of our Common Stock by $0.10 will cause the balance of convertible securities to fluctuate by approximately $51 million. This fluctuation would result in an impact to our net loss. As of January 16, 2007, the closing price of our Common Stock was $0.22. Convertible securities will convert back to equity when there are a sufficient number of shares of Common Stock authorized.

New Accounting Pronouncements

                    In June 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” (“FAS 154”). FAS 154 replaces APB Opinion No. 20, Accounting Changes and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

                    In June 2005, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.” EITF 05-6 requires leasehold improvements purchased after the beginning of the initial lease term to be amortized over the shorter of the assets’ useful life or a term that includes the original lease term plus any renewals that are reasonably assured at the date the leasehold improvements are purchased. This guidance was effective for reporting periods beginning after June 29, 2005. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

                    In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred during the Construction Period.” FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP 13-1 becomes effective for the first reporting period beginning after December 15, 2005. We have evaluated the impact of the adoption of FSP 13-1, and determined there is no impact on the Company’s consolidated financial statements.

                    In June 2006, FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” —an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This guidance is effective for fiscal years beginning after December 15, 2006. We believe the impact of the adoption of FIN 48 will not be significant to the Company’s consolidated financial statements.

                    In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This guidance becomes effective for the first reporting period beginning after November 15, 2007. We are assessing the impact of the adoption of SFAS 157 on the Company’s consolidated financial statements.

                    In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This guidance is effective as of the end of the fiscal year for years ending after December 15, 2006. We are assessing the impact of the adoption of SFAS 158 on the Company’s consolidated financial statements.

Results of Operations

                    The following discussion should be read in conjunction with our Financial Statements and the Notes thereto.

Years Ended July 1, 2006 and June 30, 2005

                    The following table sets forth our income statement data as a percentage of net sales for the periods indicated below:

	Year ended

In thousands	July 1, 2006		June 30, 2005

Revenues
Service	$23,978	73%	$25,731	78%
Retail and wholesale	9,074	27%	7,202	22%

Total Revenue	33,052	100%	32,933	100%

Cost of Revenue
Service	$13,987	42%	$13,715	41%
Retail and wholesale	4,548	14%	2,886	9%

Total Cost of Revenue:	18,535	56%	16,601	50%

Gross Margin
Service	$9,991	30%	$12,016	37%
Retail and wholesale	4,526	14%	4,316	13%

Total Gross Margin	14,517	44%	16,332	50%

Selling, general and administrative expenses	43,902	133%	28,502	87%

Depreciation and amortization	4,102	12%	3,725	11%

Total operating Expenses	48,004	145%	32,227	98%

Operating loss	(33,487)	(101)%	(15,895)	(48)%

Interest expense, net	3,988	12%	4,026	12%
Registration rights penalties	1,547	5%	—	—
Unrealized loss on convertible securities	132,683	401%	—	—

Net loss	(171,705)	(519)%	(19,921)	(61)%
Dividends on preferred stock	1,125	3%	1,400	4%

Net loss applicable to common shareholders	$(172,830)	(523)%	$(21,321)	(65)%

Revenue

                    The results of such sources for the years ended July 1, 2006 and June 30, 2005 are as follows:

	Year Ended

In thousands	July 1, 2006		June 30, 2005

Revenues
Spa and Salon Services	$21,460	65%	$22,845	69%
Retail Products	6,396	19%	7,187	22%
Wholesale Products	2,678	8%	—	—
Medical Services	2,518	8%	2,901	9%

Total Revenue	$33,052	100%	$32,933	100%

                    Revenue for the year ended July 1, 2006 was $33.1 million compared to $32.9 million for the year ended June 30, 2005, an increase of $0.2 million. All revenues during the two years were derived from the U.S. The slight increase in revenue was primarily due to the retail and wholesale product sales increase of $1.9 million, totaling $9.1 million for the year ended July 1, 2006, compared to $7.2 million for the year ended June 30, 2005, from the launch of our Cosmedicine product line in our salons and facilities and Sephora stores. This was mostly offset by a $1.7 million decrease in service revenue, comprised of spa and salon services and medical services totaling $24.0 million and $25.7 million for the years ended July 1, 2006 and June 30, 2005, respectively. The decrease was primarily due to the remodeling and damages sustained in the Boca Raton location from the major hurricane which hit in October 2005. We have also experienced significant employee turnover in the Boca Raton, FL facility due to damage sustained by the hurricane at this facility. The combination of damages and employee turnover led to a significant loss of the pre-existing customer base. The decrease in spa and service revenue was $1.6 million for this location. In addition, the closing of the Beverly Hills location for remodeling caused a reduction in spa and service revenue of $0.2 million.

Cost of Revenue

                    Cost of revenue increased to $18.5 million for the year ended July 1, 2006 from $16.6 million for the year ended June 30, 2005, an increase of $1.9 million. A significant portion of the increase was the direct costs of Cosmedicine product sold to Sephora, with cost of revenue of $1.1 million for the year ended July 1, 2006. Payroll costs, including commissions also increased by $1.1 million in fiscal 2006. The commission compensation plans in place in the nine original Georgette Klinger facilities were raised to levels similar with the balance of our facilities at the end of the third quarter in 2005. These commissions are incentives to employees and are included in cost of revenue.

Gross Margin

                    Gross margin was 44% for the year ended July 1, 2006 compared to 50% for the year ended June 30, 2005. The decline in gross margins was due to higher payroll and commission structures which were partially offset by the launch of our Cosmedicine product line.

Selling General and Administrative Expenses

                    Selling, general and administrative expenses (“SG&A”) was $43.9 million for the year ended July 1, 2006 compared to $28.5 million for the year ended June 30, 2005, an increase of $15.4 million. The increase of 54.0% was primarily due to an increase of $6.9 million in professional fees for accounting, legal, information technology, inventory management services, software development, and public relations; a $2.9 million increase in payroll due to the addition of several senior management level officers and severance expenses; $1.2 million increase in occupancy expenses, and $1.2 million in travel and entertainment.

                    SG&A expenses represented 133% of total revenue for the year ended July 1, 2006 compared to 87% for the year ended June 30, 2005. While this expense is very high as a percentage of sales, we believe this level of spending is necessary to develop and implement our business plan. In addition, a significant portion of the legal and accounting expense increases were due to the high turnover in management and the accounting staff, resulting in high utilization of third party resources.

Depreciation and Amortization

                    Depreciation and amortization was $4.1 million for the year ended July 1, 2006 compared to $3.7 million for the year ended June 30, 2005. This increase is due primarily to increased amortization expense in fiscal 2006 associated with the Johns Hopkins Consulting Services Agreement.

Operating Loss

                    Our operating loss was $33.5 million for the year ended July 1, 2006 compared to $15.9 million for the year ended June 30, 2005. The increase in the operating loss is primarily due to the increase in SG&A expense for the year ended July 1, 2006 compared to the year ended June 30, 2005, without a corresponding increase in revenues

Interest Expense

                    Interest expense was $4.0 million for the year ended July 1, 2006 compared to $4.0 million for the year ended June 30, 2005. Net Interest was flat from year to year. There were increases in interest expense due to the accelerated amortization of the debt discount on senior subordinated debt, which was converted into KAAI’s common stock and subsequently exchanged for Series B Preferred Stock, of $1.0 million coupled with imputed interest expense on the Johns Hopkins Consulting Services Agreement. This was offset by increases in interest income due to the investment of available cash balances.

Registration Rights Penalties

                    The Company incurred penalties of $1.5 million for the year ended July 1, 2006. The penalties are due to failure to meet conditions included in registration rights agreements with various stockholders

Unrealized Loss on Convertible Securities

                    On December 20, 2005, as a result of the Share Exchange Agreement, the Company recorded the convertible securities at $65 million, which represented the carrying amount of the convertible securities issued under the arrangement. Since the securities issued are convertible into common shares and the Company did not have sufficient authorized shares to allow for that conversion, under EITF 00-19 the Company was required to reclassify these amounts as liabilities and remeasure them to fair value at each reporting period end. The Company remeasured the convertible securities during the year as of December 31, 2006, April 1, 2006 and July 1, 2006 based on the share price of the Trueyou Common Stock closest to the period end. The share price was multiplied by the number of common shares into which the convertible securities are convertible, which was 506,576,690 as of each of those dates. The per share trading value as of July 1, 2006 was $0.39, which resulted in an estimated fair value of the convertible securities of $197.6 million as of that date. The Company recorded an unrealized loss of approximately $132.7 million for the fiscal year ended July 1, 2006.

Net Loss

                    Our net loss increased to $171.7 million from $19.9 million for the fiscal years ended July 1, 2006 and June 30, 2005, respectively. This increase in our net loss primarily resulted from revaluing our convertible securities which resulted in an unrealized loss of approximately $132.7 million for year ended July 1, 2006. Also included is a $1.5 million accrual for registration rights penalties and the increase of $15.4 million in SG&A expenses that are part of our $33.5 operating loss.

Dividends Accrued on Preferred Stock

                    Dividends accrued on preferred stock were $1.1 million for the year ended July 1, 2006 as compared to $1.4 million for the year ended June 30, 2005. The decrease was due to the forfeiture of dividends accrued on preferred stock which was converted into KAAI’s common stock and subsequently exchanged for our Series B Preferred Stock.

Net Loss Applicable to Common Stockholders

                    Our net loss applicable to common stockholders for the year ended July 1, 2006 was $172.8 million compared to $21.3 million for the year ended June 30, 2005. Included is a $33.5 million operating loss, $4.0 million in interest expense, $1.5 million in registration rights penalties and a $132.7 million unrealized loss on convertible securities.

Results of Operations

Fiscal year 2005 compared to fiscal year 2004

                    The following table sets forth our income statement data as a percentage of net sales for the periods indicated below:

	Year ended

In thousands, except share and per share amounts	June 30, 2005		June 30, 2004

Revenues
Service	$25,731	78%	$11,185	84%
Retail	7,202	22%	2,124	16%

Total Revenue	32,933	100%	13,309	100%

Cost of Revenue
Service	$13,715	41%	$6,372	48%
Retail	2,886	9%	1,236	9%

Total Cost of Revenue:	16,601	50%	7,608	57%

Gross Margin
Service	$12,016	37%	$4,813	36%
Retail	4,316	13%	888	7%

Total Gross Margin	16,332	50%	5,701	43%

Selling, general and administrative expenses	28,502	87%	15,683	118%

Depreciation and amortization	3,725	11%	1,679	13%

Total operating Expenses	32,227	98%	17,362	131%

Operating loss	(15,895)	(48)%	(11,661)	(88)%

Interest expense, net	4,026	12%	2,173	16%

Net loss	(19,921)	(61)%	(13,834)	(104)%
Dividends on preferred stock	1,400	4%	488	4%

Net loss applicable to common shareholders	$(21,321)	(65)%	$(14,322)	(108)%

Revenue

                    The results of such sources for the years ended June 30, 2005 and June 30, 2004 are as follows:

	Year Ended

In thousands	June 30, 2005		June 30, 2004

Revenues
Spa and Salon Services	$22,845	69%	$10,265	77%
Retail Products	7,187	22%	2,127	16%
Medical Services	2,901	9%	917	7%

Total Revenue	$32,933	100%	$13,309	100%

                    Revenue for fiscal year 2005 was $32.9 million compared to $13.3 million for fiscal year 2004, an increase of 147%. The increase was due primarily to a full year of operations during fiscal year 2005 after acquisitions at various dates during fiscal year 2004. Fiscal year 2004 included only seven months of revenue from the Anushka and Wild Hare Salon, Inc. (“Wild Hare”) facilities and two months of revenue from the Georgette Klinger facilities. In addition, revenue from medical services increased 200% to $2.9 million for fiscal year 2005 from $0.9 million for fiscal year 2004. This increase was a result of management’s execution of its strategy to expand these services. West Palm Beach and Palm Beach Gardens Florida facilities offered a full range of medical services for fiscal year 2005. The Boca Raton facility offered dermatology services for fiscal year 2005. For fiscal year 2005, management had not expanded medical services into the Georgette Klinger locations. Retail sales increased 265% for fiscal year 2005 over fiscal year 2004 to $7.2 million from $2.1 million for fiscal years 2005 and 2004 respectively. This increase was due to a full year of sales at our Anushka, Wild Hare and Georgette Klinger facilities. The increase in revenue was partially offset by prolonged and unusual hurricane activity in the Florida area in addition to the defection of several high-producing stylists following the installation of new unit managers.

Cost of Revenue

                    Cost of revenue increased to $16.6 million for fiscal year 2005 from $7.6 million for fiscal year 2004. The increase was primarily due to a full year of operations for the acquired facilities for the fiscal year ended June 30, 2005 compared to a partial year for the fiscal year ended June 30, 2004. Cost of revenue decreased as a percentage of net sales due to a full year of the Georgette Klinger operations which had a lower cost of revenue than the other facilities which was partially offset by higher cost of revenue in the Florida facilities due to higher commission structures for new service providers.

Gross Margin

                    Gross margins for fiscal years 2005 and 2004 were $16.3 million and $5.7 million, respectively. The gross margin as a percentage of net sales was 50% for fiscal year 2005 compared to 43% for fiscal year 2004. This increase was due to the full year of the Georgette Klinger facility acquisition which was partially offset by gross margin losses in the Florida facilities due to higher commission structures for new service providers. The retail gross margin increased to 63% for fiscal year 2005 over 60% for fiscal year 2004 as a result of management’s focus on selling a higher priced assortment of merchandise.

Selling, General and Administrative Expenses

                    For fiscal year 2005, SG&A increased to $28.5 million from $15.7 million in fiscal year 2004, an increase of 82%. This increase was due primarily to us having a full year of expenses for fiscal year 2005 for acquired businesses coupled with the addition of several senior management level officers. While this expense is high as a percentage of sales at 87%, we believe this level of spending is necessary to develop and implement our business plan. In addition, we incurred expenses associated with the development of Cosmedicine.

                    For fiscal year 2005, SG&A expenses are represented as payroll, 36%; professional fees, 15%; rent and occupancy, 17%; insurance, 9%; advertising, 5% with the remainder of expenses representing leases, travel and entertainment, office expenses and other expenses incurred in the normal course of business.

Depreciation and Amortization Expense

                    For fiscal years 2005 and 2004, depreciation and amortization expense was $3.7 million and $1.7 million, respectively. This increase is due primarily to a full year of depreciation on acquired assets in fiscal year 2005 as opposed to the partial year in fiscal year 2004. In addition, a full year of amortization expense in fiscal year 2005 was associated with the Johns Hopkins trademark agreement.

Operating Loss

                    The operating loss for the Company for fiscal years 2005 and 2004 was $15.9 million and $11.7 million, respectively. The operating loss increased primarily as higher gross profit was offset by significantly higher SG&A expenses.

Interest Expense, Net

                    Interest expense increased to $4.0 million for fiscal year 2005 from $2.2 million for fiscal year 2004, an increase of $1.8 million. This increase was due primarily to a full year of interest expense on the TICC note versus only two months for fiscal year 2004.

Dividends Accrued on Preferred Stock

                    Dividends accrued on Preferred Stock were $1.4 million and $0.5 million for fiscal years 2005 and 2004, respectively, an increase of 187%. The increase was primarily due to a full year of dividends accrued on KAAI’s series D preferred stock in fiscal year 2005, compared to only three months that such series D preferred stock was outstanding during fiscal year 2004.

Seasonality

                    Our operations have historically been seasonal, with higher revenues generally generated in the first half of our fiscal year (July through December) as a result of increased demand for our services and products during the holiday season from the end of November through the end of December. Furthermore, we have historically discounted certain of our products during the month of August, which has further skewed revenues into the first half of the fiscal year. The products are not discounted below cost.

Financial Condition, Liquidity and Capital Resources

                    Net cash used in operating activities was $22.3 million and $11.0 million for the fiscal years ended July 1, 2006 and June 30, 2005, respectively. This deterioration of cash flows resulted primarily from an operating loss of $33.5 million for the year ended July 1, 2006. We were able to partially mitigate the cash used in operating activities by paying vendors on longer terms. Vendors are now on terms that cannot be further extended.

                    Net cash used in investing activities was $8.5 million and $1.2 million for the fiscal years ended July 1, 2006 and June 30, 2005, respectively. The increase is primarily due to facility renovations, information technology and accounting systems for our facilities.

                    Cash flows provided by financing activities were $30.8 million and $5.7 million for the fiscal years ended July 1, 2006 and June 30, 2005, respectively. For the year ended July 1, 2006, cash flows from financing activities were primarily the result of the issuance of our Series D Preferred Stock in the amount of $15.0 million gross, $10.1 million gross from the issuance of KAAI Series G Preferred Stock and $4.8 million gross from issuance of KAAI Series F Preferred Stock.

                    On February 21, 2006, we entered into an amendment and consent with TICC, which provided for amendments to the following financial covenants to which we were subject through the end of fiscal year 2007, pursuant to the note and warrant Purchase Agreement dated March 31, 2004, as amended: Minimum Consolidated EBITDA, Consolidated Total Debt to Consolidated EBITDA, Consolidated Senior Debt Ratio, Minimum Unit EBITDAR, Minimum Unit Fixed Charge Ratio, and Minimum Unrestricted Cash Balance. The new covenants were substantially lower than the covenants set forth in our prior agreement with TICC. In consideration for the new covenants, we increased our escrow account for TICC interest payments by $1.0 million to cover interest through the end of fiscal year 2007. As of July 1, 2006 approximately $1.6 million has been deposited in the TICC escrow account.

                    In addition, on June 30, 2006, the Company obtained a covenant compliance waiver and amendment under the senior debt agreement with TICC. The Company obtained a waiver for the Consolidated Senior Debt to Consolidated EBITDA ratio covenant test for all periods July 1, 2006 through March 31, 2007. In addition, the Company obtained amended covenants for the Unit EBITDAR, Unit Fixed Coverage Ratio and minimum cash required covenant tests. As discussed below, we received additional financing in July 2006 that allowed us to repay this debt and eliminate all the related covenants.

Future Liquidity and Capital Needs

                    Since its inception, the Company has experienced operating losses and negative cash flow from operations. As of July 1, 2006, we had a cumulative deficit of $214.3 million and a working capital deficiency of $42.5 million. Included in our net deficit at July 1, 2006 is the remeasurement of convertible securities which resulted in an additional liability in the amount $132.7 million. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is ultimately dependent on our ability to increase sales and reduce expenses to a level that will allow us to operate profitably and sustain positive operating cash flows and raise additional capital. The financial statements do not include any adjustments to reflect the outcome of this uncertainty. We have had several recent financings as described in this Report, with the most recent completed on December 22, 2006. But these financings are not sufficient and we are currently seeking to raise additional capital. However, there can be no assurance we will be able to obtain sufficient capital to enable us to achieve our operational objectives. We need to obtain capital to continue to invest in the core growth assets. Failure to raise such capital will severely limit our ability to grow and service our ongoing debt obligations and may result in our inability to continue our operations as presently conducted.

                    Our principal future uses of funds are for debt service, working capital requirements, and capital spending to execute our strategy. It is expected that our net losses will continue at least through the end of fiscal year 2008. In addition, subject to our raising sufficient additional capital, we expect to spend approximately $2.2 million during fiscal year 2007 to refurbish our facilities, develop an information technology infrastructure, and develop our proprietary diagnostics products.

Financings Subsequent to Year End

                    On July 6, 2006, TrueYou closed on a financing and issued to Laurus Master Fund, Ltd. a Secured Term Note in the aggregate principal amount of $25.0 million. We also placed $2.5 million in a restricted account to be utilized to prefund interest for the first year of the Note. The balance of the $25.0 million was to be used for Laurus’s closing payment of $900,000, Laurus’s due diligence and structuring expenses of $40,000 and escrow agent fees of

$4,000. In addition, this capital will be utilized for the purposes: (i) to fund our operating losses until the end of fiscal year 2007; (ii) for the above mentioned capital spending purposes; and (iii) the repayment of our TICC debt.

                    Our Senior Debt, represents our TICC commitment in the amount $9.1 million, net of discount, as of July 1, 2006. We repaid this debt with the additional financing received on July 7, 2006. Therefore, we have reclassified this debt from a long-term liability to a short-term liability on our Consolidated Balance Sheet.

                    On July 11, 2006, we entered into a Subordinated Loan Agreement with subordinated lenders for $5.2 Million to be used for capital expenditures, general working capital and to pay all costs and expenses in connection with the Subordinated Loan.

                    On July 11, 2006, we entered into an amended and restated loan agreement with Amended Subordinated Lenders in order to amend and restate the provisions of the $4.8 million loan that we received on May 9, 2006 in order to conform its terms to the terms of the Subordinated Loan Agreement. The proceeds of the loan were used for capital expenditures, general working capital and to pay all costs and expenses in connection with the Loan.

                    On December 22, 2006, we entered into the Laurus Purchase Agreement with Laurus, pursuant to which we issued to Laurus a senior subordinated secured term note in the principal amount of $1.0 million.

                    On December 22, 2006, we entered into a Senior Subordinated Loan Agreement with senior subordinated lenders, pursuant to which the senior subordinated lenders loaned us $3.0 million.

Contractual Obligations

                    As of July 1, 2006, our contractual obligations were as follows:

	Payments Due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	$ 29,469	$ 4,137	$ 10,637	$ 8,761	$ 5,934
Capitalized leases	414	207	207	—	—
Long-term debt (1)	15,839	15,839	—	—	—
Consulting obligation (2)	1,176	348	621	207	—

Totals	$ 46,898	$ 20,531	$ 11,465	$ 8,968	$ 5,934

(1)	Does not include letters of credit securing lease obligations.

(2)	Includes contracted services with our Formulator for Cosmedicine, and consulting agreements with accounting and IT consultants.

Off Balance Sheet Arrangements

                    We do not have any off balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                    Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows. We are exposed to market risk associated with changes in interest rates. Our cash resources earned interest at variable rates and, therefore, our return on these funds is affected by fluctuations in interest rates. There have been no changes in interest rates that would have a material impact on our consolidated financial position, results of operations or cash flows for the year ended July 1, 2006.

                    Convertible Securities: We remeasured our convertible securities in compliance with EITF 00-19, based on the fair value of our Common Stock into which they are convertible, since there are currently insufficient shares authorized to allow conversion. The fair value of the Common Stock is based on the price paid for a share of the stock closest to the measurement date. As of July 1, 2006 the closing price for our Common Stock was $0.39. Changes in the price paid for a share of our Common Stock can have a significant impact on the amount recorded for the convertible securities. For example, the movement up or down in the price of our Common Stock by $0.10 will cause the balance of convertible securities to fluctuate by approximately $51 million. This fluctuation would result in an impact to our net loss. As of January 16, 2007, the closing price of our Common Stock was $0.22. Convertible securities will convert back to equity when there are a sufficient number of shares of Common Stock authorized.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
TrueYou.Com Inc.

We have audited the consolidated balance sheets of TrueYou.Com Inc. and subsidiaries as of July 1, 2006 and June 30, 2005, and the related consolidated statements of operations, shareholders’ deficit and cash flows for the years ended July 1, 2006, June 30, 2005 and June 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TrueYou.Com Inc. and subsidiaries as of July 1, 2006 and June 30, 2005 and the results of their operations and their cash flows for the years ended July 1, 2006, June 30, 2005 and June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses and negative cash flows from operations since inception, and has a working capital deficiency, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to this uncertainty are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Amper, Politziner & Mattia, P.C.

Edison, New Jersey
January 25, 2007

TrueYou.Com Inc.
Consolidated Balance Sheets

	As of

	July 1,	June 30,

In thousands, except share and per share amounts	2006	2005

Assets:
Current assets:
Cash and cash equivalents	$189	$173
Restricted cash, current portion	1,602	1,228
Accounts receivable, net	137	244
Inventories, net	2,214	1,977
Other current assets	1,009	501

Total current assets	5,151	4,123

Property and equipment, net	12,981	6,561
Other assets	855	392
Deferred financing costs, net	242	330
Restricted cash, non-current portion	845	369
Goodwill	18,072	18,072
Other intangibles, net	5,025	7,116

Total assets	$43,171	$36,963

Liabilities and Shareholders’ deficit:

Liabilities:
Current liabilities:
Cash overdraft	$—	$163
Accounts payable	7,984	3,641
Accrued expenses and other current liabilities	16,449	9,915
Deferred revenue	8,273	8,882
Current portion of long term debt	5,839	744
Senior Debt Current (net of debt discount of $0.854 million as of July 1, 2006)	9,146	—

Total current liabilities	47,691	23,345

Senior debt (net of debt discount of $1.164 million as of June 30, 2005)	—	8,836
Senior subordinated debt (net of debt discount $1.234 million as of June 30, 2005)	—	12,066
Other long term debt (net of current portion)	—	7,061
Convertible securities	197,565	11,684
Other long term liabilities	7,829	9,780

Total liabilities	253,085	72,772

Minority Interest in KAAI	—	135

Commitments and contingencies
Shareholders’ deficit:
Common stock, par value $0.001, authorized 20,000,000; issued and outstanding 14,995,513	15	15

Additional paid-in capital	4,347	3,782

	As of

	July 1,	June 30,

In thousands, except share and per share amounts	2006	2005

Accumulated deficit	(214,276)	(39,741)

Total shareholders’ deficit	(209,914)	(35,809)

Total liabilities and shareholders’ deficit	$43,171	$36,963

The accompanying notes are an integral part of the condensed consolidated financial statements

TrueYou.Com Inc.
Consolidated Statements of Operations

		Year Ended
	July 1,	June 30,	June 30,
In thousands, except share and per share amounts	2006	2005	2004

Revenues:
Service	$23,978	$25,731	$11,185
Retail and wholesale products	9,074	7,202	2,124

Total Revenue	33,052	32,933	13,309

Cost of Revenue:
Service	13,987	13,715	6,372
Retail and wholesale products	4,548	2,886	1,236

Total Cost of Revenue	18,535	16,601	7,608

Gross margin	14,517	16,332	5,701

Selling, general and administrative expenses	43,902	28,502	15,683
Depreciation and amortization	4,102	3,725	1,679

Total operating expenses	48,004	32,227	17,362

Operating loss	(33,487)	(15,895)	(11,661)
Interest expense, net	3,988	4,026	2,173
Registration rights penalties	1,547	—	—
Unrealized loss on convertible securities	132,683	—	—

Loss before income tax provision	(171,705)	(19,921)	(13,834)

Income tax provision (benefit)	—	—	—

Net loss	(171,705)	(19,921)	(13,834)

Dividends on preferred stock	1,125	1,400	488

Net loss applicable to common shareholders	$(172,830)	$(21,321)	$(14,322)

Basic and diluted loss per common share:	$(11.53)	$(1.42)	$(0.96)

Weighted average common shares outstanding, basic and diluted	14,995,513	14,995,513	14,995,513

See accompanying Notes to Consolidated Financial Statements.

TrueYou.Com Inc.
Consolidated Statements of Cash Flows

	Year Ended

	July 1,	June 30,	June 30,
In thousands	2006	2005	2004

Cash flows from operating activities:
Net loss	$(171,705)	$(19,921)	$(13,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,102	3,725	1,679
Loss on disposal	112	—	—
Amortization of deferred financing costs	88	—	—
Stock based compensation expense	795	236	253
Non-cash interest expense	1,544	542	229
Unrealized Loss on Convertible Securities	132,683	—	—
Changes in operating assets and liabilities:
Inventories	(237)	(375)	236
Accounts receivable	107	—	—
Other current assets	(508)	(196)	(267)
Other assets	(463)	(117)	86
Accounts payable	4,343	2,715	(20)
Accrued expenses and other current liabilities	7,471	3,550	3,852
Deferred revenue	(609)	(1,143)	242

Net cash used in operating activities	(22,277)	(10,984)	(7,544)

Cash flows from investing activities:
Capital expenditures	(8,416)	(1,197)	(3,944)
Purchase of intangible asset	(127)	(43)
Business acquisition, net of cash acquired	—	—	(11,064)

Net cash used in investing activities	(8,543)	(1,240)	(15,008)

Cash flows provided by financing activities:
Cash overdraft	(163)	163	—
Restricted cash	(850)	1,115	(2,712)
Proceeds of Issuance of long term debt net of deferred financing costs	4,839	—	22,860
Redemption of long term debt	—	—	(800)
Other long-term liabilities	(1,951)	4,484	(264)
Proceeds of issuance of TrueYou Series D Preferred Stock	15,049	(54)	8,200
Proceeds of issuance of KAAI Series G Preferred stock	10,058	—	—
Proceeds of issuance of KAAI Series E Preferred stock	—	—	135
Repayment of Sellers’ Note	(900)	—	—
Proceeds of issuance of KAAI Series F Preferred stock	4,754	—	—
Redemption of series B Preferred stock	—	—	(825)

Net cash provided by financing activities	30,836	5,708	26,594

Net increase (decrease) in cash and cash equivalents	16	(6,516)	4,042
Cash and cash equivalents - beginning of year	173	6,689	2,647

Cash and cash equivalents - end of year	$189	$173	$6,689

Supplemental cash flow information
Non-cash financing activities:
Issuance of preferred stock and debt for acquisition of businesses	$—	$—	$5,180
Other business acquisitions	—	—	2,416
Preferred stock dividends, net of preferred stock forfeitures	1,125	1,400	488
Reclassification of preferred stock into convertible securities	28,166	—	—
Beneficial conversion feature on preferred stock	2,830	—	996
Write-off of minority interest - Series E Preferred	135	—	—
Exchange of KAAI accrued dividends for TrueYou Series B Preferred Stock	464	—	—
Exchange of KAAI long term debt for TrueYou Series B Preferred Stock	19,205	—	—
Exchange of KAAI accrued interest for TrueYou Series B Preferred Stock	1,598	—	—
Classification of KAAI warrants issued with KAAI Preferred stock as liabilities	935	—	—
Purchase of property and equipment – capital leases	—	—	286
Deferred licensing fees and related liability in connection with licensing agreements with John Hopkins	—	3,805	1,498

See accompanying Notes to Consolidated Financial Statements.

TrueYou.Com Inc.
Consolidated Statements of Stockholders’ Deficit

		Common Stock
In thousands, except share amounts	Minority Interest	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total

Balance at June 30, 2003	$135	14,995,513	$15	$959	$(4,990)	$(3,881)

Issuance of warrants attached to Senior Debt	—	—	—	1,553	—	1,553

Stock based compensation expense	—	—	—	253	—	253

Issuances of stock options for intangible assets	—	—	—	57	—	57

Beneficial conversion associated with senior subordinated debt	—	—	—	1,616	—	1,616

Beneficial conversion associated with series D preferred stock	—	—	—	996	(996)	—

Dividends on preferred stock	—	—	—	(488)	—	(488)

Net loss	—	—	—	—	(13,834)	(13,834)

Balance at June 30, 2004	$135	14,995,513	$15	$4,946	$(19,820)	$(14,724)

Stock based compensation expense	—	—	—	236	—	236

Dividends on preferred stock	—	—	—	(1,400)	—	(1,400)

Net loss	—	—	—	—	(19,921)	(19,921)

Balance at June 30, 2005 (As restated)	$135	14,995,513	$15	$3,782	$(39,741)	$(35,809)

Write-minority interest	(135)	—	—	135	—	—

Dividends on preferred stock	—	—	—	(1,125)	—	(1,125)

Issuance costs related to KAAI series G preferred stock	—	—	—	(717)	—	(717)

Issuance costs related to KAAI series H preferred stock	—	—	—	(246)	—	(246)

Beneficial conversion associated with KAAI series G preferred stock	—	—	—	1,073	(1,073)	—

Beneficial conversion associated with KAAI series H preferred stock	—	—	—	462	(462)	—

Beneficial conversion associated with TrueYou Series D Preferred Stock	—	—	—	1,295	(1,295)	—

Issuance costs related to TrueYou Series D Preferred Stock	—	—	—	(172)	—	(172)

Classification of KAAI series B warrants as liabilities	—	—	—	(935)	—	(935)

Stock based compensation expense	—	—	—	795	—	795

Net loss	—	—	—	—	(171,705)	(171,705)

Balance at July 1, 2006	$0	14,995,513	$15	$4,347	$(214,276)	$(209,914)

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    Unless otherwise indicated: references in these Notes to “TrueYou” refer to TrueYou.Com Inc.; references to “KAAI” refer to Klinger Advanced Aesthetics, Inc. and its consolidated subsidiaries; references to the “Company,” refer to TrueYou.Com Inc. and its consolidated subsidiaries (including KAAI).

1. Basis of Presentation

                    The consolidated financial statements presented herein pertain to the Company and its subsidiaries (including KAAI) on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company considers that it operates in one segment for spa and salon domestic operations. In fiscal 2006, the Company completed a reverse merger that was treated as a capital transaction, which requires. Equity to be restated to reflect the merger as of the earliest period presented. As a result, transactions in the Company’s Preferred Stock have been reflected in Convertible Securities as of the earliest period-end presented. (see Notes 14 and 17).

                    Beginning in fiscal year 2006, the Company is following the standard fiscal year of the retail industry, which is a 52 or 53 week period, with the end of a period being the last Saturday of a month. The Company’s most recent fiscal year started on July 1, 2005 and ended on July 1, 2006. Previously The Company’s fiscal year was the twelve month period ended June 30.

                    Going Concern Disclosure: The accompanying financial statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has experienced operating losses and negative cash flow from operations. As of July 1, 2006, the Company has an accumulated deficit of $214.3 million and a working capital deficiency of $42.5 million. Included in the Company’s net deficit at July 1, 2006 is the remeasurement of convertible securities which resulted in an additional liability in the amount $132.7 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is ultimately dependent on its ability to increase sales and reduce expenses to a level that will allow it to operate profitably and sustain positive operating cash flows and raise additional capital. There have been no adjustments to the financial statements to reflect the outcome of this uncertainty. The Company has had several recent financings, with the most recent being completed on December 22, 2006. But these financings were not sufficient and additional capital will be required. Management plans include raising additional capital, and executing the expansion plans per the business plan. However, there can be no assurance that these sources will provide sufficient cash inflows to enable the Company to achieve its operational objectives.

2. Background

                    KAAI was formed under the name Advanced Aesthetics, Inc. (“AAI”) in 2003 by principals of Kidd & Company, LLC (“KCO”), a Greenwich, Connecticut based principal investment firm. On January 9, 2006, Advanced Aesthetics, Inc. changed its name to Klinger Advanced Aesthetics, Inc.

                    The Company offers both cosmetic services and medical procedures to customers under one delivery system and brings cosmetic surgery, cosmetic dentistry (discontinued in June 2005) and dermatology, and salon and spa services together under a single brand, giving clients access to top service providers, unique treatments and predictable results in a state of the art environment. The Company has developed a skin care line of products called Cosmedicine (Cosmedicine™ or Cosmedicine) which is being distributed through Sephora USA, Inc. stores and the Company’s own facilities. The Company is the owner of the Cosmedicine trademark. The Company co-brands its trade name with the trade names of the salons and spas that it has acquired. The Company’s salons and spas share certain corporate resources such as senior management and administrative services. As of January 15, 2007 and July 1, 2006, the Company had 542 and 535 employees, respectively.

                    KAAI commenced business operations on June 29, 2003 when it acquired Dischino Corporation. Dischino operated an established, well-known, beauty salon and spa in West Palm Beach, Florida. In November 2003, AAI acquired three additional facilities. The first was the acquisition of a Palm Beach Gardens spa and a similar facility in Boca Raton (Anushka acquisitions), and a third facility located at Boca Pointe in Boca Raton, Florida. In April 2004, AAI expanded operations by acquiring nine locations of Georgette Klinger, Inc., a well-established chain of high-end spas and beauty salons.

                    KAAI’s operating presence is national in scope, with locations in key markets such as New York (NY), Costa Mesa (CA), Boca Raton (FL), Palm Beach Gardens (FL), West Palm Beach (FL), Dallas (TX), Chicago (IL), and Short Hills (NJ). Its original flagship facilities in West Palm Beach and Palm Beach Gardens in Florida feature cosmetic dermatology, spa services, salon care and retail products on-site and cosmetic surgery and dentistry (discontinued in June 2005) which are performed off-site. In 2006, the Company opened two new stores; NorthPark in Dallas Texas and Chevy Chase in Chevy Chase, Maryland. These two new locations are now considered the flagships of the Company.

                    On December 20, 2005, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with KAAI and securityholders of KAAI (the “KAAI Securityholders”) pursuant to which KAAI Securityholders received newly issued preferred securities of TrueYou in exchange for their securities of KAAI.

                    The share exchange of a private operating company, KAAI, into a non-operating public shell corporation, TrueYou, with nominal net assets or liabilities resulted in the shareholders of KAAI having actual operating control of the combined company after the transaction, and the shareholders of TrueYou continuing only as passive investors.

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

3. Summary of Significant Accounting Policies

Use of Estimates

                    In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. The more significant management estimates are the valuation of goodwill and other intangibles, useful lives of property and equipment and intangible assets, fair value of assets acquired in business combinations, provisions for inventory obsolescence, deferred revenue expirations and various contingencies. Actual results could differ from those estimates. Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known.

Revenue Recognition

                    The Company records revenue based on the following types of product and service offerings:

•

Company run stores, medical, and internet sales - revenue is recognized for services rendered or product sold at the time when the service is performed or the item sold. When a gift card is purchased for a future service or product, the value of the card is recorded as a liability. In the past, we offered paper gift cards. For these paper cards, the entire liability remains on the balance sheet until the earlier of redemption or 36 months, for non-escheatable states. It is our’s and our predecessors’ historical experience that the likelihood of redemption after 36 months is remote. After 36 months, 80% of the remaining liability is relieved and recorded as other income. After 48 months, any remaining 10% of the liability is relieved and recorded as other income. After 60 months, the last 10% of the remaining liability is relieved and recorded as other income. For escheatable states, the liability remains on the books until escheatment. Currently the only type of gift cards offered are electronic cards. The recording of revenue is the same as paper gift cards. But for electronic cards, the entire liability remains on the books for the first year, less any redemptions. After the first year, the liability is reduced by five dollars per month as an inactivity fee and recorded to other income.

•

Cosmedicine sales to Sephora – revenue is recognized as sales are made to Sephora. At the end of each quarter, an accrual is made for anticipated returns due to damages, store testers, and product with limited remaining code life.

Comprehensive Income

                    The Company has no significant other comprehensive income items. Therefore the net income of the Company is equal to comprehensive income.

Cash and Cash Equivalents

                    Cash and cash equivalents consist of cash and investments with maturities of ninety days or less.

Restricted Cash

                    Restricted cash represents an escrow account for prefunded interest on senior debt and certificates of deposit to collateralize leases.

Inventories

                    Inventories consist principally of hair care and skin care products held either for retail sale or for use in salon, spa and medical services. Inventories are stated at the lower of cost or market on a first-in, first-out basis.

Provisions for Inventory Obsolescence

                    The Company records provisions for estimated obsolescence of inventory. The Company’s estimates consider the cost of inventory, forecasted demand, the shelf life of the inventory and our historical experience. If there are changes to these estimates, additional provisions for inventory obsolescence may be necessary.

Property and Equipment

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

Goodwill

                    Goodwill is tested for impairment annually or more frequently in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Fair values are estimated based on the Company’s best estimate of the expected present value of future cash flows and compared with the corresponding carrying value of the reporting unit, including goodwill. The Company considers its consolidated operations to be a single reporting unit when it tests for goodwill impairment due to the similar customer base and use of the Klinger name for its products and services, and the way in which management reviews the operations and allocates its resources. The Company tested for goodwill at July 1, 2006 and determined that the estimated fair value of the reporting unit exceeded its carrying amount, indicating no impairment of goodwill. A similar review will be conducted annually in June, or more frequently if indicators of potential impairment exist.

                    The Company’s impairment review process is based on a discounted future cash flow approach that uses estimates of revenues, driven by assumed growth rates, estimated future gross margin and expense rates, as well as acquisition integration and maturation, and appropriate discount rates. These estimates are consistent with the plans and estimates that are used to manage the underlying business. Charges for impairment of goodwill may be incurred in the future if the Company fails to achieve its assumed revenue growth rates or assumed gross margin, or if interest rates increase significantly.

Intangible Assets

                    Certain intangible asset amounts are based on purchase price allocations associated with acquisitions and are based upon valuations conducted by independent appraisers.

                    All intangible assets, other than goodwill, have been assigned an estimated finite useful life, and are amortized on a straight line basis over the number of years that approximate their respective useful lives (ranging from two to six years).

Debt Issue Costs

                    Debt costs and transaction fees, which are directly associated with the issuance of senior notes, are recorded on the balance sheet as deferred financing costs and amortized (charged to interest expense) using the straight line method over the term of the related notes. Senior notes must be repaid before subordinated notes receive any principal payments. If the senior notes are redeemed, the unamortized debt issuance costs and transaction fees related to the senior notes being redeemed will be charged to expense in that period.

Income Taxes

                    The Company provides for federal and state income taxes currently payable, as well as for those deferred due to temporary differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. Realization of deferred tax assets is ultimately dependent upon future taxable income. The effect of a change in tax rates is recognized as income or expense in the period of the change.

Stock-Based Compensation

                    In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions (employee stock options). The statement requires the measurement of the cost of employee services received in exchange for an award of equity instruments (such as employee stock options) at fair value on the grant date. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award (the requisite service period). The Company adopted FAS 123R, “Share-Based payment”, effective for its year ended June 30, 2004, applying the modified retrospective method. Inherent in that model are assumptions including the volatility of our Common Stock, forfeiture rate, and the length of time which we expect an option to remain outstanding

Loss Per Share

                    Basic loss per share represents the net loss applicable to Common Shareholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted loss per share represents the net loss applicable to Common Shareholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Potentially dilutive common securities consist of stock options of 1.9 million, 2.5 million and 0.8 million outstanding, for the year ended July 1, 2006 and for the years ended June 30, 2005 and June 30, 2004, respectively and warrants of 63.6 million, 13.6 million and 13.6 million outstanding, for the year ended July 1, 2006 and for the years ended June 30, 2005 and June 30, 2004, respectively. The impact of these options and warrants would be anti-dilutive due to either losses incurred during the period or out-of-the-money options and are not included in the diluted loss per share calculation.

Software Development Costs

                    The Company incurs costs for the development of its K360 software that is to be sold, leased, or licensed to third parties in the future. All software development costs have been appropriately accounted for in accordance with SFAS 86 Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. All costs are expensed as incurred as technological feasibility has not yet been established.

Disclosures about Fair Value of Financial Instruments

                    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and short-term investments

For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Convertible Securities

The company remeasures its convertible securities in compliance with EITF 00-19, based on the fair value of its Common Stock into which they are convertible, since there are currently insufficient shares authorized to allow conversion. The fair value of the Common Stock is based on the price paid for a share of the stock closest to the measurement date

Recently Issued Accounting Standards

                    In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS 154,” Accounting Changes and Error Corrections”. (“FAS 154”). FAS 154 replaces APB Opinion No. 20, Accounting Changes and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

                    In June 2005, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.” EITF 05-6 requires leasehold improvements purchased after the beginning of the initial lease term to be amortized over the shorter of the assets’ useful life or a term that includes the original lease term plus any renewals that are reasonably assured at the date the leasehold improvements are purchased. This guidance was effective for reporting periods beginning after June 29, 2005. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

                    In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred during the Construction Period.” FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP 13-1 becomes effective for the first reporting period beginning after December 15, 2005. We have evaluated the impact of the adoption of FSP 13-1, and determined there is no impact on the Company’s consolidated financial statements.

                    In June 2006, FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This guidance is effective for fiscal years beginning after December 15, 2006. KAAI believes the impact of the adoption of FIN 48 will not be significant to the Company’s consolidated financial statements.

                    In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This guidance becomes effective for the first reporting period beginning after November 15, 2007. The Company is assessing the impact of the adoption of SFAS 157 on the Company’s consolidated financial statements.

                    In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This guidance is effective as of the end of the fiscal year for years ending after December 15, 2006. The Company is assessing the impact of the adoption of SFAS 158 on the Company’s consolidated financial statements.

4. Restricted Cash

                    Following are the components of restricted cash included in the Consolidated Balance Sheets as of July 1, 2006 and June 30, 2005:

(Dollars in thousands)	2006	2005

Escrow account for prefunded interest on senior debt	$1,602	$1,228
Restricted certificate of deposit for Manhasset facility to collateralize lease	—	200
Initial restricted certificate of deposit for Beverly Hills facility to collateralize lease	72	72
Secondary restricted certificate of deposit for Beverly Hills facility to collateralize lease	78	78
Restricted certificate of deposit for Boca Raton facility to collateralize lease	—	19
Restricted certificate of deposit for Norwalk office to collateralize lease	695	—

Total restricted cash	2,447	1,597

Less current portion	1,602	1,228

Total non-current restricted cash	$845	$369

                    As of June 30, 2005, the Company’s CEO and Chairman of the Board, Richard Rakowski, had personally guaranteed the letter of credit and restricted certificate of deposit for the Manhasset facility in the amount of $.2 million. As of July 1, 2006, the certificate of deposit was no longer required to collateralize the lease, as it had been released by the lessor. The letter of credit was still required along with the related guarantee.

5. Inventories

                    Following are the components of inventory included in the Consolidated Balance Sheets as of July 1, 2006 and June 30, 2005:

(Dollars in thousands)	2006	2005

Back bar supplies	$508	$271
Components	596	485
Finished goods	1,556	1,400

Total inventory	2,660	2,156

Inventory reserves	(446)	(179)

Total inventories (net)	$2,214	$1,977

6. Property and Equipment, net

                    Following are the components of property and equipment included in the Consolidated Balance Sheets as of July 1, 2006 and June 30, 2005:

(Dollars in thousands)	2006	2005

Furniture and fixtures	$2,337	$1,489
Machinery and equipment	3,078	1,666
Leasehold improvements	11,261	5,628
Capital lease assets	439	286

Total property and equipment	17,115	9,069

Accumulated depreciation and amortization	(4,134)	(2,508)

Total property and equipment, net	$12,981	$6,561

                    Depreciation expense for the years ended July 1, 2006, June 30, 2005, and 2004 was $1.9, $1.9 million, and $0.6 million, respectively.

7. Intangible Assets

                    All intangible assets, other than goodwill, have been assigned an estimated finite useful life, and are amortized on a straight line basis over the number of years that approximate their respective useful lives (ranging from two to six years). Total amortization expense related to amortizable intangible assets for the years ended July 1, 2006, June 30, 2005, and 2004 was $2.2, $1.8 million, $1.0 million respectively. The following table provides additional information concerning intangible assets as of July 1, 2006 and June 30, 2005:

	Gross Cost	Gross Cost	Accumulated Amortization		Net Cost		Estimated Useful Life
(Dollars in thousands)	2006	2005	2006	2005	2006	2005

Non-compete agreements	$1,687	$1,687	$1,591	$1,115	$96	$572	2-3 years
Trademark / trade name	1,144	1,110	947	577	197	533	3 years
Customer relationships	1,764	1,764	917	564	847	1,200	5 years
Licensing agreements	5,247	5,247	1,476	513	3,771	4,734	5 years
Domain Name	50	50	9	13	41	37	2-5 years
Patent	43	—	—	—	43	—	20 years
Sephora	43	43	13	4	30	39	6 years

Total	$9,978	$9,901	$4,953	$2,786	$5,025	$7,115

The following table provides the amortization expense to be incurred over the next five years:

(Dollars in thousands)	For the Years Ended,

2007	$1,602
2008	1,343
2009	1,132
2010	906
2011	10
Thereafter	32

$5,025

8. Accrued Expenses and Other Current Liabilities

                    The table below consists of the Company’s accrued expenses and other current liabilities as of July, 1 2006 and June 30, 2005.

(Amounts in thousands)	July 1, 2006	June 30, 2005

Accrued interest	$2,735	$3,654
Accrued dividends	2,474	1,853
Accrued management Fees	1,714	1,305
Due to John Hopkins – consulting fees	1,300	—
Accrued registration penalties (a)	1,547	—
Payroll, Benefits and Other	6,679	3,103

Total Accrued Expenses and Other Current Liabilities	$16,449	$9,915

(a) – Registration Rights Penalties

                    On September 1, 2005, KAAI entered into an agreement with various stockholders regarding the registration of the shares of common stock underlying the securities they had acquired from KAAI. The agreement, which was assumed by the Company in connection with the Share Exchange Agreement, included an obligation to file a resale registration statement covering the shares by February 18, 2006, which was 60 days after the closing date of the Share Exchange Agreement (the “Filing Date”). The Company did meet this requirement as it filed an S-1 on

January 24, 2006. In addition, the agreement required that the registration statement be declared effective by June 3, 2006 (105 days after the Filing Date). Failure under either of the obligations under the original agreement required a cash payment. On December 20, 2006, an amendment to the agreement was signed which required the payment of damages through the issuance of warrants to purchase shares of Common stock, at an exercise price of $0.001 per share. The number of Common Stock warrants to be issued for each period is calculated by dividing the liquidated damages of 1% of the aggregate purchase price paid by such stockholder for each 30-day period or pro rata portion to the holders, by the higher of (A) the average closing trading price of the Common Stock during the 30-day period immediately before the last day of the relevant period and (B) $0.211254. The shareholders may also elect to receive a portion of the damages in cash.

                    On December 22, 2005, the Company entered into an agreement with certain stockholders regarding the registration of the shares of common stock underlying the securities they had acquired from the Company. The agreement included an obligation to file a resale registration statement covering the shares by January 21, 2006 which was 30 days after the December 22, 2005 closing date of the sale of securities to such stockholders. Due to the fact that the Company did not meet this requirement, it is subject to a one-time filing penalty of 3% of the aggregate purchase price paid by such stockholder. In addition, the agreement required the Company to effect the Authorized share Increase described in this Report by May 1, 2006 which was 130 days after the closing date of the sale of securities to such stockholders. Due to the fact that the Company did not meet this requirement it may be subject to a one time penalty of 3% of the aggregate purchase price paid by such stockholder and ongoing monthly charges of 1.5% of the aggregate purchase price paid by such stockholder for each 30-day period or pro rata portion. Failure under either of the obligations requires a cash payment.

                    Due to the fact that the Company did not meet the effective date requirement by June 3, 2006 or the authorized share increase requirement, a non-operating charge has been recorded for the combined estimated penalties of $1.5 million during the fourth quarter of the year ended July 1, 2006. This includes one time charges of $0.9 million and monthly charges of $0.4 per month. There is no maximum included in the agreement and penalties will continue to accrue for each agreement until the Company is able to achieve compliance. The obligation of $1.5 million represents the registration penalties through July 1, 2006 and is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. In addition, the Company has estimated that additional penalties to be incurred subsequent to July 1, 2006, until the event is cured to be $4.7 million.

9. Long-Term Debt and Other Long Term Liabilities

                    The Company’s long-term debt and other long-term liabilities as of July 1, 2006 and June 30, 2005 consist of the following:

			Amounts Outstanding
	Maturity
(Dollars in thousands)	Dates	Interest Rate %	2006	2005

Senior debt (a)	3/31/2009	12%	$9,146	$8,836

Senior subordinated debt (b)	11/4/2010	10%	—	12,066

Other long term debt
Note payable (c)	Varies	5% - 15%	5,839	7,805

Other long term liabilities
Long term consulting obligation	12/1/2008	6%	3,818	4,555
Deferred construction allowance			130	170
Capital lease obligations	Varies	6%	393	55

Deferred Liability

Sephora	12/31/2010		5,000	5,000

Convertible Securities			197,565	11,684

Total			221,891	50,171

Less current portion and amount included in other current liabilities			16,497	744

Long-term portion			$205,394	$49,427

(a) - Senior Debt

                    On April 1, 2004, the Company borrowed $10.0 million from TICC under a 12% senior note due on March 31, 2009. The proceeds were used to finance the Georgette Klinger acquisition and for general working capital purposes. As part of the agreement, $2.4 million of interest expense was pre-funded and placed into an escrow account for the purpose of paying the first two years of interest expense on the note. In addition, 618,789 warrants with an exercise price of $.01 were issued in conjunction with the note. These warrants contain anti-dilution provisions in the event that the Company issues more equity in the future below a specified price. As of July 1, 2006 and June 30, 2005, this note carried a debt discount of $0.9 million and $1.2 million respectively. The debt discount was attributable to the value associated with the detachable warrants issued in conjunction with the Senior Debt. The debt discount is amortized to interest expense and recorded over the term of the note. For the years ended July 1, 2006 and June 30, 2005, the Company recorded interest expense of $0.3 million related to the amortization of the debt discount.

                    The senior note agreement contained covenants, including limitations on incurrence of debt, granting of liens, capital expenditures, mergers and consolidations. In addition, the Company could not exceed specified fixed charge coverage, total debt-to-profit, senior debt-to-profit and debt-to-equity ratios. These covenants applied in some cases to the unit level operations and in other cases to the consolidated operations, all effective for periods subsequent to June 30, 2004. On June 30, 2006, the Company obtained a covenant compliance waiver and amendment under the senior debt agreement with TICC. The Company obtained a waiver for the Consolidated Senior Debt to Consolidated EBITDA ratio covenant test for all periods through March 31, 2007. In addition, the Company obtained amended covenants for the Unit EBITDAR, Unit Fixed Coverage Ratio and minimum cash required covenant tests.

                    The senior note was collateralized by the assets as outlined in the Pledge and Security agreement dated April 1, 2004. The collateral for this note included financial instruments, goods (inventory, equipment, fixtures, etc.), deposit accounts, letter of credit rights, investment securities and general intangible assets.

                    Subsequent to year-end, the Company repaid the senior debt with proceeds from a financing it completed on July 6, 2006 (see subsequent events Note 19). As a result, the senior subordinated debt was reclassed to current liabilities as of July 1, 2006. All covenants were eliminated as a result of the payment of the debt. The unamortized discount was recorded as interest expense upon repayment.

(b) - Senior Subordinated Debt

                    On November 4, 2003, the Company borrowed $13.3 million from L Capital under a subordinated convertible promissory note due on November 4, 2010. This note was subordinated to the senior debt borrowed from TICC. The proceeds from this note were utilized for three purposes: 1) to purchase three salon and spa facilities in the Florida market, 2) complete renovation and expansion of two salon and spa facilities and 3) general working capital needs of the Company. The three salon and spa facilities acquired were 1) Wild Hare Salon in Boca Raton, FL, 2) Anushka Boca Spa in Boca Raton, FL and 3) Anushka Spa and Sanctuary in Palm Beach Gardens, FL.

                    The Company was obligated to pay interest at a rate of 10% per annum with a minimum of $66,500 payable quarterly in cash. The remainder of the interest could be deferred at the option of the Company until either the maturity of the note or the conversion of the note to common stock. On December 20, 2005, the note was converted to equity as part of the Share Exchange Agreement. The interest continues to accrue on the accrued interest portion that was not converted, at a rate of 7.5%. As of July 1, 2006 and June 30, 2005, the Company had $2.6 million and $1.9 million, respectively, of accrued interest on the Consolidated Balance Sheet related to this note. Accumulated but unpaid interest shall only be paid to the extent necessary, upon the occurrence of an exit event, to increase the internal rate of return of the investor to a 25% annual return with respect to its investment in the Company. The note and any unpaid interest were previously convertible into 5,966,444 shares of KAAI common stock at the option of the note holder.

                    The Company originally recognized a debt discount in the amount of $1.6 million due to beneficial conversion features associated with this note. The discount remaining as of December 20, 2005 was written off upon conversion. As of June 30, 2005, this note carried a debt discount of $1.2 million. The debt discount is amortized to interest expense and recorded over the term of the note. The Company recorded interest expense of $1.2 million and $0.2 million for each of the years ended July 1, 2006 and June 30, 2005, respectively, related to the combined write-off and amortization of the debt discount.

(c) - Other Long Term Debt

                    On June 29, 2003, the Company executed a promissory note for $5.9 million to KCO due on July 1, 2010. KCO paid expenses and deposits for acquisitions on behalf of AAI in connection with the formation and capitalization of the Company. The Company was obligated for 6% interest for the first year and 12% thereafter, compounded annually, through the term of the note. The Company utilized the effective interest method to calculate interest expense for this loan. The interest can be accrued or paid at the option of the Company. The Company had chosen to accrue the interest until such time that the cash flow from operations could support payment of the interest to the note holder. On December 20, 2005, the note and related interest of $1.6 million was converted to equity as part of the Share Exchange Agreement. As a result of the use of this method, $0.4 million and $0.7 million of non-cash interest expense related to this note was recorded for each of the years ending July 1, 2006 and June 30, 2005, respectively.

                    On June 29, 2003, the Company executed a secured note for $1.3 million to Cosmo Dischino due on June 30, 2006. The note was issued to Cosmo Dischino as part of the acquisition consideration to purchase the Dischino Corporation. The Company was obligated for 5% interest for the first year, 10% interest for the second year and 15% interest thereafter through the term of the note. The Company utilized the effective interest method to calculate interest expense for this loan. All interest was compounded annually and payable quarterly. This note payable was secured and collateralized by the fixed assets of the West Palm Beach facility as outlined in Schedule A of the Security Agreement dated July 1, 2003. On December 1, 2003 the Company pre-paid $0.8 million in principal back to the note holder. In July 2005, the Company repaid the remaining balance of the secured note issued in the amount of $0.5 million. As of July 1, 2006 and June 30, 2005, the principal balance of $0 and $0.5 million remained outstanding, respectively. As a result of this repayment, $0 and $0.1 million of non-cash interest expense related to this note was recorded in each of the years ended July 1, 2006 and June 30, 2005, respectively.

                    On November 26, 2003, the Company executed a note to the shareholders of Anushka Palm Beach Gardens for $0.4 million due on May 25, 2005. The note was issued to the shareholders of Anushka Palm Beach Gardens as part of the acquisition consideration to purchase the Anushka Spa and Sanctuary in Palm Beach Gardens, FL. The Company was obligated for 5% interest annually through the term of the note. All interest is compounded annually and payable quarterly. In July 2005, the Company redeemed the balance of the note payable issued to the shareholders of Anushka Palm Beach Gardens in the amount of $0.4 million. As of July 1, 2006 and June 30, 2005, the principal balance of $0 and $0.4 million remained outstanding, respectively.

                    On April 23, 2004, the Company executed a note to the Pyle Group for $1.0 million due on April 23, 2007. The note was issued to the Pyle Group as part of the acquisition consideration to purchase Georgette Klinger Inc. The Company is obligated for 5% interest annually through the term of the note. All interest is compounded annually and payable quarterly. As of June 30, 2005, the note was reissued to Judith Pyle in the amount $.5 million and Thomas Pyle in the amount $.5 million, individually under the same terms.

Bridge Financings:

                    On May 9, 2006, we entered into a Loan Agreement with some of our existing shareholders, pursuant to which the Lenders loaned the Company $4,838,710 to be used by the Company for capital expenditures and general working capital. Unamortized closing costs relating to this loan were $0.3 million as of July 1, 2006, and are included in Other current assets on the Consolidated Balance Sheet. Pursuant to a Subordination Agreement dated May 9, 2006 with the Lenders and TICC, the Loan was subordinated to the Company’s then existing senior indebtedness to TICC under the Note and Warrant Purchase Agreement, dated March 31, 2004, as amended. Subsequent to year end, the senior debt to TICC was repaid (see subsequent events Note 19).

Accrued Interest and Maturities of Other Long Term Debt

                    Accrued interest of $2.7 and $3.6 million is included in accrued expenses as of July1, 2006 and June 30, 2005, respectively.

                    Aggregate maturities of debt, gross of debt discounts for the next five years, are as follows:

(Dollars in thousands)	For the Years Ended June 30,

2007	$15,839
2008	—
2009	—
2010	—
2011	—

10. Commitments and Contingencies

Litigation

UBS Lawsuit

                    UBS Securities, LLC commenced a lawsuit against the Company in the Supreme Court of the State of New York, County of New York on September 18, 2006. The complaint alleges that UBS was engaged to provide investment banking services to the Company and that UBS is owed a fee of $1,750,000 with respect to a private placement that was consummated in June, 2006. In the event the Company was unsuccessful in defending the lawsuit, it would have a material adverse effect on the Company. The Company does not believe a loss from an unfavorable outcome will exceed the amount accrued.

Other Contingencies

                    The Company is a party to a number of legal actions, proceedings or claims. While any action, proceeding or claim contains an element of uncertainty, management believes that the outcome of such actions, proceedings or claims will not have a material adverse effect on the business, financial condition or results of operations.

Employment Agreements

                    The Company has entered into employment agreements with certain former owners of companies which were acquired in the year ended June 30, 2004. Under the terms of the agreements these employees and certain senior executives are entitled to severance benefits should their employment be involuntarily terminated. The obligation under these contracts for severance benefits is approximately $0.5 million and $1.4 million for the years ended July 1, 2006 and June 30, 2005, respectively. Further, the Company entered into an agreement with another former owner of an acquired company whereby the employee is entitled to a guaranteed salary until such time as a note for $1.3 million is repaid by the Company to the employee. In addition, should the note not be repaid within 18 months of its execution, the employee is entitled to a minimum salary of twice his guaranteed salary until such time as the note is repaid in full. The note was repaid in July, 2005 and no liability remains as of July 1, 2006.

Capital Leases

                    The Company is committed under a non-cancelable capital lease for medical equipment at four of the twelve operating facilities. The term of the lease is two years and expires in April 2008. The lease has a bargain purchase options that the Company expects to exercise at the termination of the lease. Capital lease assets totaled $0.4 million and $0.3 million as of July 1, 2006 and June 30, 2005, respectively, net of depreciation, and capital lease obligations totaled $0.4 million and $0.1 million, respectively.

Operating Leases

                    The Company is committed under non-cancelable operating leases for all twelve of its store facilities and two corporate office locations. The original terms of the leases range from one to fifteen years with many leases renewable for an additional three to five year term at the option of the Company. Certain leases contain escalation provisions and percentage rent provisions.

                    Total rent expense, including real estate taxes, utilities, and other expenses in the Consolidated Statement of Operations for the years ended July 1, 2006 and June 30, 2005 was $6.0 million and $4.7 million, respectively.

                    As of July 1, 2006 future minimum lease payments (excluding percentage rents based upon revenues) due under existing non-cancelable leases with remaining terms of greater than one year are as follows:

	(Dollars in thousands)

Fiscal year	Operating lease payments	Capital lease payments	Total lease payments

2007	$4,137	$207	$4,344
2008	4,086	207	4,293
2009	3,292	—	3,292
2010	3,259	—	3,259
2011	3,203	—	3,203
Thereafter	11,492	—	11,492

Total minimum lease payments	$29,469	414	$29,883

Less: Imputed interest		22

Present value of capital lease obligations		$392

11. Related Party Transactions

General

                    In connection with the formation and capitalization of KAAI, KCO advanced an aggregate of approximately $5.9 million to KAAI. In addition, affiliates of KCO, including Seapine Investments, LLC (“Seapine”), trusts for the benefit of the children of William and Carla Kidd (“Kidd Trusts”), Richard Rakowski, a director and Chief Executive Officer of the Company and Andrew D. Lipman, a director of the Company (all of the foregoing herein collectively “KCO Affiliates”) and other unrelated parties, invested an aggregate of $2 million to capital KAAI and received 2,725 shares of KAAI’s series B preferred stock, 9,288,609 shares of common stock and warrants to acquire 376,384 shares of common stock of KAAI at an exercise price of $.01 per share. All of these securities were exchanged for TrueYou securities in the Share Exchange Agreement. See also “Loans by Klinger Investments” below which describes transactions with such entity, which entity is solely owned by William J. Kidd. See also “Loans by Richard Rakowski” and “Loans by Andrew Lipman” below.

                    In November 2003, in connection with the transactions involving KAAI and L Capital, KCO received a note from KAAI in the sum of $5,905,085 (which represented the amount originally advanced plus interest) and agreed that payment of such note would be based on future performance of KAAI. On December 20, 2005 and in connection with the Share Exchange Agreement, the $7,346,195.53 of principal and interest outstanding under the KCO note was converted into 2,938,478 shares of KAAI common stock ($2.25 per share), which was subsequently converted into 3,571.1976 shares of our Series B Preferred Stock upon the closing of the Share Exchange Agreement.

                    In November 2003, L Capital invested $13,300,000 and received a subordinated convertible promissory note (convertible into 5,966,444 shares of the common stock of KAAI) and entered into a Securityholders Agreement and Registration Rights Agreement with KAAI and KCO. The agreements provide that the KCO Investors and L Capital vote their shares for specified nominees as directors of KAAI and for certain approval rights for specified transactions of KAAI (e.g., significant acquisitions, capital expenditures, material contracts, specified borrowings and others), as well as rights to cause the sale of KAAI. L Capital also entered into a Share Transfer Agreement with the KCO Affiliates and other affiliates of KCO (collectively the “KCO Investors”) whereby certain of the shares of common stock of KAAI owned by the KCO Investors is required to be delivered to L Capital if L Capital does not, upon the sale or liquidation of KAAI, a change of control of KAAI, a public offering of at least $25,000,000 and other events, receive an investment rate of return of 25% on its investment in KAAI (the “L Capital IRR test”).

                    In June 2004, L Capital invested an additional $8.2 million and acquired shares of the series D convertible preferred stock of KAAI and concurrently entered into an amendment to the Share Transfer Agreement with the KCO Investors which increased the number of shares of the common stock of KAAI owned by the KCO Investors which could be delivered to L Capital. Under the revised Share Transfer Agreement described below, an aggregate of 40,853,733 shares of Common Stock of the Company may be delivered to L Capital in the event the L Capital IRR test is not met. The subordinated convertible promissory note and the series D convertible preferred stock were converted into KAAI common stock (at $2.25 per share), which were subsequently converted into 11,322.6643 shares of our Series B Preferred Stock upon the closing of the Share Exchange Agreement on December 20, 2005.

                    Under the Securityholders Agreement, the parties also agreed on restrictions on the transfer of their securities, rights of first offer, tag-along rights as well as preemptive rights. Under the Securityholders Agreement, the KCO Investors have the right, until November 2008, to cause the sale of KAAI, provided that the L Capital IRR test is met; and if not, after November 2008, L Capital has the right to cause the sale of KAAI.

                    On December 20, 2005, the parties amended the Share Transfer Agreement and the Securityholders Agreement. The amended agreements provide that the KCO Investors and L Capital vote their shares for specified nominees as directors of the Company and for certain approval rights for specified transactions of the Company (e.g., significant acquisitions, capital expenditures, material contracts, specified borrowings and others), as well as rights to cause the sale of the Company. On December 20, 2005, L Capital converted its promissory note and its shares of KAAI’s series D preferred stock into shares of common stock of KAAI (at $2.25 per share), which were subsequently converted into 11,322.6643 shares of our Series B Preferred Stock upon the closing of the Share Exchange Agreement. Unpaid and accrued interest on the L Capital note and accrued and unpaid dividends on the shares of KAAI’s series D preferred stock were not paid or converted and remain as outstanding obligations of the Company and bear interest at a rate of 7.5% per annum. To the extent necessary, upon the occurrence of certain events (such as a sale or liquidation of the Company or other event as referred to above), if L Capital does not realize the L Capital IRR test, we might be required to pay a portion or all of such unpaid and accrued interest and dividends to L Capital. The KCO Investors have also agreed with L Capital, that they will not sell any of their shares of the Company ‘s Series B Preferred Stock and the Company’s Common Stock into which the Series B Preferred Stock are convertible, until such time as L Capital has realized the L Capital IRR test.

L Capital Consulting Services Agreement

                    On November 25, 2003 KAAI entered into a Consulting Services Agreement with L Capital pursuant to which L Capital performed consulting services for KAAI. Under the Agreement, KAAI was required to pay L Capital an annual consulting fee, payable in quarterly installments in arrears, equal to the higher of (a) $445,000 and (b) 1% of our gross revenues plus $20,000 for such year. As of July 1, 2006 and December 20, 2005, there were accrued and unpaid consulting fees to L Capital of approximately $876,841.

                    On December 20, 2005, we terminated the Consulting Agreement with L Capital, and in accordance with this Agreement were obligated to pay all accrued and unpaid consulting fees within one year of termination. On December 19, 2006 a new agreement was signed which deferred this payment until (a) the $25.0 million in principal, along with the related interest of our senior debt issued on July 6, 2006 to Laurus Master Fund Ltd. has been paid, (b) the $10.0 million in principal, along with the related interest of our subordinated debt issued on July 11, 2006 has been paid and (c) the $4.0 million in principal, along with the related interest of senior subordinated debt issued on December 22, 2006. Upon the occurrence of all of the preceding, all accrued management fees will be due and payable.

KCO Advisory Services Agreement

                    On November 25, 2003 KAAI entered into an Advisory Services Agreement with KCO pursuant to which KCO performed advisory services for the Company. Under the Agreement KAAI was required to pay KCO an annual advisory fee, payable in quarterly installments in arrears, equal to the higher of (a) $425,000 and (b) 1% of our gross revenues for such year. As of December 20, 2005, there were accrued and unpaid consulting fees to KCO of approximately $837,433.

                    On December 20, 2005 we terminated the Advisory Agreement with KCO and in accordance with this Agreement were obligated to pay all accrued and unpaid advisory fees within one year of termination. On December 19, 2006 a new agreement was signed which deferred this payment until (a) the $25.0 million in principal, along with the related interest of our senior debt issued on July 6, 2006 to Laurus Master Fund Ltd. has been paid, (b) the $10.0 million in principal, along with the related interest of our subordinated debt issued on July 11, 2006 has been paid and (c) the $4.0 million in principal, along with the related interest of senior subordinated debt issued on December 22, 2006. Upon the occurrence of all of the preceding, all accrued management fees will be due and payable.

Loans by Affiliates of Pequot

                    Affiliates of Pequot, holders of more than 5% of the Common Stock of the Company, hold 7 year warrants with an exercise price of $.01 per share, to purchase an aggregate of 14,654,807 shares of the Common Stock of the Company which warrants were received in connection with the $5.2 million Subordinated Debt financing on July 11, 2006 and the $4.8 Million Subordinated Debt financing on May 9, 2006 in which such affiliates loaned the Company an aggregate of $2,312,903. Such affiliates also loaned monies to and received securities of KAAI as described in Item 1 of this Report. All of such securities have been converted into securities of TrueYou under the Share Exchange Agreement.

Loans by Klinger Investments

                    Klinger Investments, LLC, an entity owned by William J. Kidd, the spouse of Carla G. Kidd, the sole Manager of Seapine Investments, LLC, a holder of more than 5% of the Common Stock of the Company and a 50% owner of Kidd & Company, LLC, loaned the Company $2,275,269 as part of the July 11, 2006 $5.2 Million Subordinated Debt financing and May 9, 2006 $4.8 Million Subordinated Debt financing and $650,000 in the $4 Million December 22, 2006 Senior Subordinated financing and received 10 year warrants with an exercise price of $.001 per share to purchase an aggregate of 14,416,354 shares of Common Stock and 7 year warrants to purchase an aggregate of 2,904,762 shares of Common Stock. In the event the Laurus $1 Million Senior Subordinated Loan is not repaid by April 22, 2007, warrants to purchase 2,708,374 shares will be returned by Klinger Investments to the Company for cancellation.

Loans by Laurus Master Fund Ltd.

                    Laurus has loaned the Company $25,000,000 as Senior Secured Debt and $1 Million as Senior Subordinated Secured Debt as described in this Report and received 10 year warrants with an exercise price of $.01 per share to purchase a total of 50,885,093 shares of Common Stock and 7 year warrants with an exercise price of $.01 per share to purchase a total of 10,000,000 shares of Common Stock. In addition Laurus is entitled to receive warrants to purchase an additional 8,750,000 shares of Common Stock if the $1,000,000 Senior Subordinated Secured Debt is not repaid by April 22, 2007. If prior to the 14th month anniversary of June 30, 2006, the Company’s obligations to Laurus under the Senior Secured Debt have been reduced to $12,500,000 or less, then warrants to purchase 6,839,394 shares of Common Stock will be automatically cancelled and terminated and if at such time the Company’s obligations have been reduced to zero, then warrants to purchase an additional 6,693,875 shares of Common Stock will also be cancelled.

Loan by Richard Rakowski

                    Richard Rakowski, a Director and Chief Executive Officer of the Company, loaned the Company $850,000 as part of the Senior Subordinated financing on December 22, 2006 and received 7 year warrants with an exercise price of $.001 per share to purchase 3,798,534 shares of Common Stock. In the event the Laurus $1 Million Senior Subordinated Secured Loan is not repaid by April 22, 2007, warrants to purchase 3,541,666 shares of Common Stock will be returned to the Company for cancellation by Mr. Rakowski. Mr. Rakowski has also personally guaranteed certain obligations of the Company.

Loans by Andrew Lipman

                    Andrew D. Lipman, a Director, loaned the Company $150,000 in the July 11, 2006 $5.2 Million Subordinated Debt Financing and received 10 year warrants with an exercise price of $.001 per share to purchase 950,416 shares of Common Stock and loaned the Company $200,000 in the December 22, 2006 Senior Subordinated financing and received 7 year warrants with an exercise price of $.001 per share to purchase 893,773 shares of Common Stock. In the event the Laurus $1 Million Senior Subordinated Secured Loan is not repaid by April 22, 2007, warrants to purchase 833,334 shares of Common Stock will be returned to the Company for cancellation by Mr. Lipman.

Sephora

                    Sephora, with whom the Company has a strategic relationship, is a subsidiary of LVMH. L Capital Management SAS, which manages and represents L Capital, is also a subsidiary of LVMH, and as a result L Capital Management SAS and sephora are affiliates. The Company’s decision to enter into a contract with Sephora was made independent of its relationship with L Capital. The company has recorded $2.7 million in net revenues on a cumulative basis as of July 1, 2006. (see Note 12)

Alan Gelband

                    On June 1, 1999, the Company entered into a consulting agreement with Alan Gelband, a former director of the Company. Pursuant to the agreement, Mr. Gelband provides the Company with general management services for a fee of $10,000 per month. This agreement terminated on February 28, 2003. In July 2004, Mr. Gelband converted the $415,000 consulting fee due him into 4,150,000 shares of the Company’s Common Stock.

                    The Company owed the Alan Gelband Company Defined Contribution Pension Plan & Trust an amount of $250,266. This consisted of a $220,000 loan made to the Company on February 14, 2003 and accrued interest through July 2004 of $30,266. In July 2004 the Company converted this debt into 1,000,000 shares of Common Stock.

                    During 2004, Alan Gelband individually made three separate loans to the Company. These loans, together with interest accrued thereon, were in the aggregate amount of $5,870 as of July 2004. Alan Gelband converted this debt into 58,700 shares of the Company’s Common Stock in July 2004.

                    An amount equal to $41,487.00 in consulting fees was paid to the Alan Gelband Company on November 29, 2005 for consulting services provided by the Alan Gelband Company prior to the Closing of the Share Exchange Agreement and for the establishment of a reserve to pay down certain accounts payable and other miscellaneous expenses of the Company that accrued prior to the closing of the Share Exchange Agreement.

                    Also in July 2004, the Alan Gelband Company Defined Contribution Pension Plan and Trust purchased 1,000 shares of the Company’s Series A Preferred Stock. On December 20, 2005, the 1,000 shares of Series A Preferred Stock was converted into 2,000,000 shares of Common Stock.

The Company’s office, until December 20, 2005, located at 750 Third Avenue, Suite 1600, New York, New York 10017 was provided free of charge by Alan Gelband Co., Inc., an investment banking firm controlled by Mr.Gelband.

Pyle Group

                    On April 23, 2004, the Company executed a note to the Pyle Group for $1.0 million due on April 23, 2007. The note was issued to the Pyle Group as part of the acquisition consideration to purchase Georgette Klinger Inc. The Company is obligated for 5% interest annually through the term of the note. All interest is compounded annually and payable quarterly. As of June 30, 2005, the note was reissued to Judith Pyle in the amount $.5 million and Thomas Pyle in the amount $.5 million, individually under the same terms.

                    The Company has an existing application service provider contract with the Pyle Group. Services include troubleshooting of the Company’s Millennium software program used to record revenue and inventory activity. Fees under the contact are $0.2 million per year.

West Palm Beach Facility Lease

                    The Company leases its West Palm Beach facility from Christal Inc. The majority owner of Christal Inc. was an employee at the West Palm Beach facility. Total rent expense to this related party amounted to $0.3 million for the years ended July 1, 2006 and June 30, 2005.

12. Material Agreements

Agreements with Johns Hopkins Medicine

                    On November 21, 2003 AAI entered into a Consulting Services Agreement (“Consulting Agreement”) with Johns Hopkins Medicine (“Johns Hopkins”), acting through Johns Hopkins Health System Corporation, and the Johns Hopkins University. Under the Consulting Agreement, Johns Hopkins agreed to provide consulting services to AAI consisting of: (i) review and assessment of its medical delivery protocol document and (ii) consultation on the development of outcomes studies methodologies. The Consulting Agreement also sets forth the conditions for the use of the Johns Hopkins Trademark. The term of the agreement is until November 21, 2008. The Consulting Agreement may be terminated by either party at any time with 120 days of written notice.

                    The consideration for the review and assessment services provided by Johns Hopkins is $5,000 per day. The consideration under this original Consulting Agreement for the limited use of the Johns Hopkins mark was $0.3 million per year payable in quarterly installments and 500 shares of the Company’s series E preferred Stock.

                    As of June 30, 2005, Johns Hopkins held a minority interest in KAAI constituting shares of Series E Preferred Stock. The Series E Preferred Stock represented Johns Hopkins’ equity interest in KAAI. On May 4, 2006, Johns Hopkins voluntarily forfeited all of its equity interest in KAAI shares of Series E Preferred Stock. The forfeited shares constituted all issued and outstanding shares of Series E Preferred Stock and as a result, as of July 1, 2006, no shares of Series E Preferred Stock of KAAI are issued and outstanding. As a result of the forfeited shares, the Company canceled these shares at the end if its fiscal year, ending July 1, 2006.

                    On March 23, 2005, AAI signed an amendment to the Consulting Services Agreement (“Amendment” or “Amended Agreement”) with Johns Hopkins, effective June 1, 2005. The purpose of this Amendment was to expand the oversight function that Johns Hopkins would perform for the Company to include increased medical protocol review, medical facility design and physician credentialing. In addition, the Amendment expanded the use by the Company of the Johns Hopkins trade name. For the increased oversight and review services provided by Johns Hopkins, the Company agreed to increase the consideration paid to Johns Hopkins from $.3 million to $1.0 million in the first year of the contract, $1.5 million in the second year of the contract and $1.0 million annually thereafter until the term of the contract is reached. The term of the Amended Agreement is until June 1, 2010. The Amended Agreement may be terminated by either party at any time with 120 days of written notice. The Johns Hopkins Amended Agreement is carried on the balance sheet at the present value of all future payments to Johns Hopkins and amortized over the term of the agreement. The carrying value of this asset was $3.8 million as of July 1, 2006 and $4.7 million as of June 30, 2005. The amount is reported as a component of Intangible Assets.

                    In December 2004 KAAI entered into a Services and Licensing Agreement with Johns Hopkins, acting through Johns Hopkins Health System Corporation, and the Johns Hopkins University (the “Johns Hopkins Agreement”). Under the Services and Licensing Agreement, Johns Hopkins agreed to provide the following services to KAAI: (i) investigate current methods for skin care parameter testing at the point of sale; (ii) where existing protocols and equipment for skin care parameter testing do not exist or are not acceptable to Johns Hopkins, develop acceptable methods to measure the condition of clients’ skin; (iii) create a new testing methodology to validate skin care product efficacy; (iv) oversee the ongoing testing of skin care products using the Johns Hopkins testing standards; and (v) oversee the testing of 15 of KAAI’s skin care products using the agreed upon testing standards. This Services and Licensing Agreement was subject to the satisfaction of certain conditions, which KAAI had to satisfy by October 31, 2005. The conditions include: (i) written agreement by Johns Hopkins and KAAI on: (A) the parameters for research and academic freedom as opposed to work for hire as noted in the agreement; (B) the amount of royalty fees, guaranteed annual fees and equity as noted the agreement; (C) the buyout or additional stock to be provided Johns Hopkins at the end of the term of the agreement; and (D) an appropriate scope of coverage for product and/or contractual liability insurance to be maintained by KAAI; (ii) final approval by internal Johns Hopkins committees for the Permitted Statement (as defined in the agreement); and (iii) documentation of the matters described in the (i) and (ii) by an amendment to the agreement. The date by which conditions need to be met were extended due to negotiations on use of the John Hopkins name. On November 10, 2005, the period by which KAAI was required to satisfy the conditions was extended to December 31, 2005. On January 3, 2006, the parties extended such period until March 31, 2006. In March 2006, the parties extended such period to June 30, 2006. On June 21, 2006, the period by which KAAI was required to satisfy the conditions was extended to September 30, 2006. The term of the Services and Licensing agreement was to be 5 years after the satisfaction of the conditions. KAAI and Johns Hopkins have not sought further extension of the time period to satisfy the conditions in the Services and Licensing Agreement and do not intend to continue that Agreement. Therefore, unless changed by current negotiations, we do not anticipate that there will be any reference to Johns Hopkins on our Cosmedicine products packaging after our existing packaging is used up. Packaging that has already been printed with the reference to Johns Hopkins will be used until existing inventories are depleted. Johns Hopkins is currently branded on our K360 software and we do expect that to continue in the future. In addition, the Johns Hopkins name is used in the marketing of our medical services as the name appears on the doors of our on-site medical facilities. Even though we do not intend to continue the Services and Licensing Agreement, the existing Consulting Services Agreement previously discussed, is still in full force and effect.

                    We have an alliance with John Hopkins, widely acknowledged to be among the most respected medical institutions in the US. John Hopkins has agreed to review and assess our process for verifying the safety and clinical quality of our practitioners, protocols and facilities; it also approves the medical protocols of our Medical Advisory Board and provides consulting on the scientific testing of our Cosmedicine product line. John Hopkins approved the use of the John Hopkins Medicine name as part of the marketing of our facilities, intellectual property and certain collateral materials as described in the Consulting Services Agreement and Amendment.

                    Johns Hopkins Medicine’s role with KAAI is to provide aesthetic-improvement clients with information regarding performance and safety claims. The relationship is designed to provide consulting services on aspects of our medical services business, and on the safety and performance of our skin care product line. KAAI’s goal is to help establish consistent, safe delivery of medical aesthetic services in its centers, to create objective testing of the effects of our skin care products, and to focus on measurable elements of skin health.

Agreement with Sephora USA

                    In December 2004, the Company entered into a Retail Alliance Agreement with Sephora USA, LLC. (“Sephora). Pursuant to the agreement the Company granted Sephora the rights to: (i) sell its Cosmedicine products in the Sephora retails stores, through its website and any other retail channels, (ii) to utilize certain of its intellectual property and methods in order to operate the AAI stores within the Sephora stores, (iii) develop with the Company the adjacent AAI facilities and (iv) sublease retails space from the Company for the purpose of constructing and operating a Sephora store within the Company’s centers. The term of the agreement is until December 31, 2010.

                    Upon execution of the agreement, Sephora deposited a performance deposit in an amount of $5 million with an escrow agent, which was subsequently paid to the Company. If Sephora, pursuant to the terms of the agreement, terminates the agreement with the Company it may have the right to recover a portion of the $5 million performance deposit. Sephora will also have the right to earn back its performance deposit if the arrangement is successful. The Company will be required to return to Sephora 50% of the performance deposit at such time that the “Net Revenues” of Sephora relating to the sale of Cosmedicine products plus Sephora “Capital Expenditures” (each as defined in the agreement) equals $30 million and the remaining performance deposit at such time that such “Net Revenues” plus “Capital Expenditures” equals $60 million. The Company has recorded $5 million as other long term liabilities on the Consolidated Balance Sheet as of July 1, 2006 and June 30, 2005. The Company has recorded $2.7 million in net revenues on a cumulative basis as of July 1, 2006 (see Note 11).

Agreements with Mark Potter and Atlantis Laboratories

                    On April 4, 2006, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Mark Potter and Atlantis Laboratories, Inc. (“Atlantis” and together with Mr. Potter, the “Formulators”). The Formulators have developed, formulated and produced skin care products for the Company’s Cosmedicine product line. Under the Consulting Agreement, the Formulators agreed to use their best efforts to provide all services necessary to (i) expand the number of product types in the Company’s over-the-counter Cosmedicine line, (ii) formulate and develop an enhanced version of (a) Cosmedicine, (b) a foundation cosmetic line, (c) a hair care product line and (d) a cosmetics line, and (ii) have such products produced and shipped by Atlantis for sale at the Company’s spa and salon facilities and other outlets.

                    The Consulting Agreement also contains a non-competition clause that provides, among other things, that (i) the formulas developed by the Formulators for the Company are proprietary and may not be used by the Formulators for any purpose other than on behalf of the Company and may not be utilized in products sold to anyone other than the Company and (ii) except for limited exceptions, the Formulators will not directly or indirectly acquire or own any interest in any entity engaged in the business conducted by the Company. Mr. Potter is to be paid an annual consulting fee of $207,000 in equal monthly installments of $17,250. In addition, the Company granted Mr. Potter on September 18, 2006 an option to purchase the TrueYou equivalent of 150,000 shares of KAAI common stock at an exercise price of $0.22 per share, vesting over a period of three years. Mr. Potter also received 100,000 options to purchase KAAI common stock on February 1, 2005, at an exercise price of $4.00 per share, vesting over four years. The Company has calculated compensation expense using variable accounting under FAS 123R, and has recorded cummulative expense of $131,129 as of July 1, 2006. The initial term of the Consulting Agreement is five years.

                    In connection with the Consulting Agreement, on April 12, 2006, the Company entered into a Formula Agreement (the “Formula Agreement”) with the Formulators and JPMorgan Chase Bank, N.A., as Escrow Agent (the “Escrow Agent”). Pursuant to the Formula Agreement, the Formulators agreed that all existing and future formula, manufacturing procedures and specifications, along with specific details of all raw material suppliers and specifications for the raw materials relating to the products to be purchased by the Company from the Formulators are to be deposited with the Escrow Agent. In the event of certain specified events and/or contingencies, the Escrow Agent is required to deliver such formulas, manufacturing procedures and specifications to the Company.

                    Pursuant to the Consulting Agreement, the Company agreed to loan up to a total of $1,100,000 to Mr. Potter for the purchase of land in Conroe, Texas (“Property”) and construction of a laboratory and manufacturing facility to manufacture and supply the Cosmedicine line of products. On April 17, 2006, KAAI made a loan of $392,200 to the Formulators for the purchase of the Property evidenced by a Promissory Note (the “Promissory Note”). Under the Promissory Note, the principal sum of $392,200 with interest at the rate of 6-1/2% per annum is payable in 120 monthly installments of principal and interest in the amount of $4,453.00 each with the first installment due on May 1, 2006. At July 1, 2006 the Company had a note receivable balance of $0.4 million from Mr. Potter which is included in other assets on the consolidated balance sheet.

                    In connection with the foregoing, the Company also entered into a Construction Loan Agreement dated April 4, 2006 with the Formulators (the “Construction Loan Agreement”) pursuant to which the Formulators executed a $650,000 Construction Loan Promissory Note (“Construction Loan Promissory Note”) to the Company for the development of a laboratory and manufacturing facility to be operated by Atlantis on the Property. Under the terms of the Construction Loan Agreement, the Company is to make advances to the Formulators under the Construction Loan Promissory Loan from time to time in connection with the construction on the Property. The amount of each advance will be determined by the Company. The unpaid principal balance on the Construction Loan Promissory Note bears interest at a rate of 6-1/2% per annum. Monthly installments of interest only on the outstanding principal balance will be due commencing on the first day of the month following the initial advance and continuing on the first day of each subsequent month up to and including April 1, 2007. Commencing May 1, 2007, and continuing through April 1, 2016, installment payments of principal and interest will be due in such amount as will be sufficient to pay in 108 equal payments all principal and accrued interest.

13. Income Taxes

                    The components of the deferred tax assets as of July 1, 2006 and June 30, 2005 are as follows (in thousands):

	2006	2005

Net operating losses	$23,921	$10,648
Accrued liabilities and reserves	1,163	1,136
Deferred revenue - gift cards	3,365	3,629
Accrued interest	1,709	941
Accrued management fees	697	533
Stock based compensation	521	199
Property and equipment	623	295
Amortization of goodwill and intangibles	515	289

Total deferred tax assets	32,514	17,670
Valuation allowance	(32,514)	(17,670)

Net deferred tax assets	$—	$—

                    The Company’s ability to utilize the cumulative Federal and State net operating loss carryforwards of approximately $59.0 million at July 1, 2006 against future income will expire on June 30, 2023, and may be subject to certain limitations upon a “change in control” as defined by section 382 of the Internal Revenue Code of 1986.

                    The provision for income taxes differs from the amount of income tax determined by applying the applicable statutory rate to the loss before income taxes. This difference, as shown in the following table, is due to a full reserve of our benefit for the utilization of net operating losses since utilization can not be determined to be more likely than not.

	2006	2005	2004

Statutory income tax benefit rate	(35.0)%	(35.0)%	(35.0)%
Unrealizd loss on convertible securities	31.8%	—	—
State income tax (net of federal benefit)	(5.7)%	(6.0)%	(6.0)%

Subtotal	(8.9)%	(41.0)%	(41.0)%
Valuation allowance	8.9%	41.0%	41.0%

Total effective tax rate	0.0%	0.0%	0.0%

14. Common and Preferred Stock

General

                    The Company’s certificate of incorporation authorizes 20,000,000 shares of Common Stock, $.001 par value per share, and 1,000,000 shares of Preferred Stock $0.001, par value per share.

                    On March 22, 2006, the Company’s Board of Directors approved and recommended that the stockholders of the Company approve an amendment to the Company’s Certificate of Incorporation (the “Certificate of Amendment”) to (i) change the Company’s name from TrueYou.Com Inc. to Klinger Advanced Aesthetics, Inc., (ii) increase the number of authorized shares of Common Stock that the Company is authorized to issue from 20,000,000 to 60,000,000 and (iii) implement a reverse stock split whereby each twenty-five (25) shares of our issued and outstanding Common Stock will be combined into one (1) share of Common Stock.

                    On March 23, 2006 the Certificate of Amendment was approved by: (A) the holders of a majority of the Company’s outstanding stock entitled to vote with respect to an amendment of the Company’s certificate of incorporation; (B) the holders of more than 50% of the outstanding shares of Series C Preferred Stock, in accordance with the Certificate of Designation of the Series C Preferred Stock; and (C) the holders of more than 75% of the outstanding shares of Series D Preferred Stock, in accordance with the Certificate of Designation of the Series D Preferred Stock. On March 23, 2006 the Company filed with the Commission a preliminary Information Statement in connection with the proposed Amendment.

Common Stock

                    Prior to the closing of the Share Exchange Agreement, KAAI had 12,995,513 shares of common stock issued and outstanding. In connection with the closing of the Share Exchange Agreement, 2,000 of the Company’s shares of Series A Preferred Stock were converted into 2,000,000 shares of Common Stock. Subsequently, upon the closing of the Share Exchange Agreement on December 20, 2005 and as of March 21, 2006, the Company had 14,995,513 shares of Common Stock issued and outstanding. In connection with the Share Exchange Agreement, the Company agreed with certain of our shareholders that the Company would amend our Certificate of Incorporation to increase the number of shares of authorized Common Stock so that all of the shares of our Series B Preferred Stock will convert automatically into Common Stock. In addition, the Company has agreed with the holders of our Series C Preferred Stock and Series D Preferred Stock that it would amend its Certificate of Incorporation to increase the number of shares of authorized Common Stock so that the Company would have sufficient shares of Common Stock available to fully convert our Series C and Series D Preferred Stock.

                    The holders of Common Stock are entitled to one vote per share on all matters to be voted upon by the stockholders. The holders of Common Stock are entitled to receive ratably any dividends that may be declared on the Common Stock from time to time by the board of directors in its discretion out of funds legally available for that purpose. In the event of the Company’s liquidation, dissolution or winding up, the holders of Common Stock are entitled to share ratably in all assets remaining after payment in full of liabilities and preferential payments, if any, to holders of Preferred Stock. The Common Stock has no preemptive or conversion rights. There are no conversion or redemption or sinking fund provisions applicable to the Common Stock. All outstanding shares of Common Stock are fully paid and nonassessable.

Preferred Stock

                    Subject to the approval rights of the holders of currently outstanding shares of Series C Preferred Stock and Series D Preferred Stock, the Company’s board of directors has the authority, without further action by the stockholders, to issue up to 1,000,000 shares of Preferred Stock, par value $0.001 per shares, in one or more series and to fix the designations, powers, preferences, privileges, rights, qualifications, limitations and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights of the Common Stock. The Company’s board of directors, without approval of the holders of Common Stock, can issue Preferred Stock with voting, conversion or other rights that could adversely affect the voting power and other rights of the holders of Common Stock. Preferred Stock could thus be issued quickly with terms calculated to delay or prevent a change of control or make removal of management more difficult. The issuance of Preferred Stock may have the effect of decreasing the market price of the Common Stock, and may adversely affect the voting and other rights of the holders of Common Stock.

Series A Convertible Preferred Stock

                    Prior to the closing of the Share Exchange Agreement, KAAI had 2,000 shares of Series A Preferred Stock issued and outstanding, which were converted, in connection with the closing of the Share Exchange

Agreement, into 2,000,000 shares of TrueYou Common Stock. There are no shares of Series A Preferred Stock presently issued and outstanding.

Dividends. Only dividends that are declared by our Board of Directors shall accrue and be paid with respect to the Series A Preferred Stock.

Liquidation Preference. In the event of any voluntary or involuntary liquidation, dissolution or winding up, the holders of Series A Preferred Stock are entitled to receive $50 with respect to each share and upon receipt of such liquidation preference the holders of Series A Preferred Stock shall not be entitled to any further participation in any distribution of assets of the Company with respect to the Series A Preferred Stock held by them.

Conversion. The holders of Series A Preferred Stock have the right to convert their shares into 1,000 shares of our Common Stock, subject to adjustment for stock split and other events.

Voting Rights. The Series A Preferred Stock votes with the Common Stock on an as converted Common Stock basis.

Series B Convertible Preferred Stock

General. As of December 20, 2005, following the closing of the Share Exchange Agreement, and as of March 21, 2006 the Company had 27,858.9673 shares of Series B Preferred Stock issued and outstanding.

Dividends. In the event that the Company declares or pays dividends to the holders of Common Stock, the Company also has to declare or pay to the holders of the Series B Preferred Stock at the same time, the dividends which would have been declared and paid with respect to the Common Stock issuable upon conversion of the Series B Preferred Stock had all of the outstanding Series B Preferred Stock been converted immediately prior to the record date for such dividend.

Liquidation. In the event of the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after any payments shall be made or any assets shall be distributed to the holders of the Series C Preferred Stock and Series D Preferred Stock, the assets of the Company legally available for distribution shall be distributed ratably to the holders of the Common Stock and the Series B Preferred Stock on an as-converted to Common Stock basis.

Conversion. Upon the amendment of our Certificate of Incorporation to increase the number of shares of the Company’s Common Stock (the “Authorized Shares Increase”), each share of Series B Preferred Stock will convert into 10,000 shares of Common Stock, subject to adjustment for stock split and other events.

Voting Rights. The Series B Preferred Stock votes with the Common Stock on an as-converted to Common Stock basis.

Series C Convertible Preferred Stock

General. As of December 20, 2005, following the closing of the Share Exchange Agreement, and as of March 21, 2006 the Company had 8,452.0222 shares of Series C Preferred Stock issued and outstanding.

Dividends. Dividends on the Series C Preferred Stock accrue and are cumulative from December 20, 2005 and be compounded annually at a rate of 4% per annum until paid. Upon conversion of any share of Series C Preferred Stock into Common Stock, the holder of the Series C Preferred Stock shall be entitled to receive payment of all accrued and unpaid dividends in the form of such number of additional shares of Common

Stock equal to (i) the amount of such accrued and unpaid dividends, divided by (ii) the then applicable conversion price of the Series C preferred Stock.

Liquidation Preference. In the event of a liquidation or dissolution, the holders of Series C Preferred Stock are entitled, to receive $1,916.62 with respect to each share (subject to adjustment for stock split or other events) plus all accumulated but unpaid dividends whether or not declared and shall thereafter share in any remaining amounts on an as-converted basis with the holders of the Common Stock and the other series of Preferred Stock (other than the Series B Preferred Stock).

Conversion. Each share of Series C Preferred Stock is convertible at the option of the holder thereof, at such time as the Company shall have effected the Authorized Share Increase, into 10,000 shares of Common Stock, subject to adjustment for stock split and other events. At such time as (i) the Company shall have effected the Authorized Share Increase, (ii) the shares of Common Stock issuable upon conversion of the Series C Preferred Stock are registered for resale on Form S-1 or other applicable registration statement with the Commission which registration statement shall have been declared effective by the SEC or such shares may be sold without restrictions pursuant to Rule 144(k) promulgated by the SEC, and (iii) the Company shall have closed a sale of Common Stock by the Company in an underwritten public offering in which the aggregate gross proceeds of the offering to the Company are at least $30,000,000, each outstanding share of Series C Preferred Stock shall automatically convert into shares of Common Stock.

Voting Rights. The Series C Preferred Stock votes with the Common Stock as a class on an as-converted to Common Stock basis. Consent of the holders of a majority of the outstanding Series C Preferred Stock is required for the Company to take certain actions which could adversely affect the rights of the holders of the Series C Preferred Stock.

Redemption. Each holder of Series C Preferred Stock shall have the right, but not the obligation, to require the Company to redeem any or all of such holder’s Series C Preferred Stock upon the earliest to occur of: (i) the sale of all or substantially all of the assets of the Company, (ii) a merger, consolidation or other business combination and (iii) a change of control of the Company.

Series D Convertible Preferred Stock

General. As of December 22, 2005, following the closing of the Series D Preferred Financing with North Sound described in Item 1 of this Report, and as of March 21, 2006 the Company had 1,530 shares of Series D Preferred Stock issued and outstanding.

Dividends. Dividends on the Series D Preferred Stock accrue from December 22, 2005 at a rate of 4% per annum. Until paid, the right to receive dividends on the Series D Preferred Stock shall accumulate and shall be payable semi-annually in arrears in cash or in Common Stock (at the Company’s option) which Common Stock shall be valued based upon the average closing price of the underlying Common Stock for a period of 5 consecutive trading days ending on the business day prior to the date of such dividend, or, if there is no such trading price, fair market value as determined by the Board.

Liquidation Preference. In the event of a liquidation or dissolution, the holders of Series D Preferred Stock are entitled to receive $10,000 with respect to each share (subject to adjustment for stock split or other events) plus all accumulated but unpaid dividends whether or not declared and shall thereafter share in any remaining amounts on an as-converted basis with the holders of the Common Stock and other series of Preferred Stock (other than the Series B Preferred Stock).

Conversion. Each share of Series D Preferred Stock is convertible at the option of the holder thereof, at any time following such time as the Company shall have effected the Authorized Share Increase, into approximately 52,175 shares of Common Stock, subject to adjustment for stock split and other events. At such time as (i) the Company shall have effected the Authorized Share Increase, (ii) the shares of Common Stock issuable upon conversion of the Series D Preferred Stock are registered for resale on Form S-1 or other applicable registration statement with the Commission which registration statement shall have been declared effective by the SEC or such shares may be sold without restrictions pursuant to Rule 144(k) promulgated by the SEC, and (iii) the Company shall have closed a sale of Common Stock in an underwritten public offering in which the aggregate gross proceeds of the offering to the Company are at least $30,000,000, each outstanding share of Series D Preferred Stock shall automatically convert into shares of Common Stock.

Voting Rights. The Series D Preferred Stock votes with the Common Stock as a class on an as-converted to Common Stock basis. The number of shares of our Series D Preferred Stock that shall be entitled to such voting rights is limited to the extent necessary to ensure that, following such conversion, the number of shares of our Common Stock then beneficially owned by each holder and any holder and any other persons or entities whose beneficial ownership of common stock would be aggregated with the holder’s for purposes of the Securities and Exchange Act of 1934, as amended, does not exceed 4.99% of the total number of shares of our common stock then outstanding. Consent of the holders of at least 75% of the outstanding Series D Preferred Stock is required for the Company to take certain actions which could adversely affect the rights of the holders of the Series D Preferred Stock.

Redemption. Each holder of Series D Preferred Stock shall have the right, but not the obligation, to require the Company to redeem any or all of such holder’s Series D Preferred Stock upon the earliest to occur of: (i) the sale of all or substantially all of the assets of the Company, (ii) a merger, consolidation or other business combination and (iii) a change of control of the Company.

15. Stock-Based Compensation Plan and Warrants

Stock Options

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

                    All existing stock options as of July 1, 2006 have been issued under the subsidiary (KAAI) 2003 stock option plan. Management has developed a new stock option plan for the Company that was approved by the Board of Directors of the Company in the first quarter of fiscal year 2007. At that time, the Board of Directors also approved the exchanging of KAAI options for TrueYou options under the new stock incentive plan. The Plan must be submitted to the stockholders of the Company for their approval within twelve months.

                    The Company recognized approximately $0.8 million, $0.2 million, and $0.3 million for the years ended July 1, 2006 and June 30, 2005, and June 30, 2004, respectively for stock options granted. In addition, as of July 1, 2006, there was approximately $0.3 million in unrecognized stock based compensation expense related to non-vested stock options which is expected to be recorded in future periods over a weighted average period of two years.

                    Stock options are granted at an exercise price of not less than fair market value, which was determined as of the grant date utilizing the Black-Scholes Option Pricing Model for any options granted though June 30, 2005. There were no options granted during the year ended July 1, 2006. A total of 107,150 options remained available for future grants as of July 1, 2006

                    The weighted average fair value of the employee options granted during the years ended June 30, 2005 and June 30, 2004 was $0.59 and $0.52, respectively. The fair value was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Assumptions	2006	2005	2004

Expected dividend yield	N/A	None	None
Risk-free interest rate	N/A	4.10%	3.91%
Expected life of option grants	N/A	6 years	6 years
Forfeiture rate	N/A	2.5%	2.5%
Expected volatility	N/A	30%	30%

                    The Company also provides stock options to some of its outside contractors. These options are subject to variable accounting and were revalued as of July 1, 2006. As of July 1, 2006 the weighted average fair value was $1.61, the weighted average interest rate was 5.1%, the forfeiture rate was 2.5%, and weighted average remaining life was 1.6 years for these stock options.

                    A summary of the Company’s share option activity and related information during the years ended July 1, 2006 and June 30, 2005 are as follows:

	Options Outstanding

	Shares	Weighted Average Exercise Price

Outstanding, June 30, 2003	—	$—

Granted	1,700,900	4.00
Cancelled	(917,000)	4.00
Exercised	—	—

Outstanding, June 30, 2004	783,900	4.00

Granted	1,851,850	4.00
Cancelled	(166,800)	4.00
Exercised	—	—

Outstanding, June 30, 2005	2,468,950	4.00

Granted	—	—
Cancelled	(576,100)	4.00
Exercised	—	—

Outstanding, July 1, 2006	1,892,850	$4.00

                    As of July 1, 2006, the weighted average exercise prices and remaining contractual lives of stock options are as follows:

	Options outstanding			Options exercisable

Range of exercise prices	Number of options outstanding as of 7/1/06	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable as of 7/1/06	Weighted average price

Stock options issued @$4.00	1,892,850	7.97	$ 4.00	1,144,586	$ 4.00

Warrants

                    The Company issued 50,019,026 warrants during the year ended July 1, 2006 which were valued using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free rate of return – 4.11%; term – 5 years; volatility – 30%; dividend yield – 0.0%. The warrants were recorded as a discount to preferred stock.

Warrants outstanding as of year end are as follows:

	Warrants Outstanding

	Shares	Weighted Average Exercise Price

Outstanding, June 30, 2003	—	$—

Granted	13,619,743	0.001
Cancelled	—	—
Exercised	—	—

Outstanding, June 30, 2004	13,619,743	0.001

Granted	—	—
Cancelled	—	—
Exercised	—	—

Outstanding, June 30, 2005	13,619,743	0.001

Granted	50,019,026	0.212
Cancelled	—	—
Exercised	—	—

Outstanding, July 1, 2006	63,638,769	$0.166

                    At July 1, 2006, the exercise prices and remaining contractual lives of warrants are as follows:

	Warrants outstanding			Warrants exercisable

Range of exercise prices	Number of warrants outstanding as of 7/1/06	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable as of 7/1/06	Weighted average price

Warrants issued @ $.001 to $.230	63,638,769	4.8	varies	63,638,769	varies

16. Retirement Plan

401(k) Plan

                    Participants in the KAAI 401(k) Plan may contribute up to 50% of their annual compensation to their 401(k) Plan on a pre-tax basis, subject to aggregate limits under the Code. The Company provides on behalf of participants of the KAAI Plan, who make elective compensation deferrals, a matching contribution at the rate of 50% of employee contributions up to 2% of participant pretax compensation. Employee contributions in the KAAI 401(k) Plan are vested at all times and the Company’s matching contributions are subject to a five-year vesting provision. The Company recognized compensation expense associated with the KAAI 401(K) Plan for matching contributions of $0.008 million for the year ended July 1, 2006, and $0.029 million and $0.003 million for the years ended June 30, 2005 and June 30, 2004, respectively.

17. Share Exchange Agreement

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

                    A note payable of $5,905 (long term portion $5,161, short term $744), classified under seller notes payable, along with accrued interest thereon of $1,598, was converted into KAAI’s common stock, which was subsequently exchanged for Series B Preferred Stock of the Company. In addition, the senior subordinated note payable for $12,066 along with accrued debt discount thereon of $1,234, was converted into KAAI’s common stock and subsequently exchanged for Series B Preferred Stock.

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

                    On December 22, 2005, affiliates of North Sound and Valesco Capital Management, LP invested $15.3 million in exchange for 1,530 newly issued shares of our Series D Preferred Stock together with the Series B Preferred Stock and the Series C Preferred Stock, the “Preferred Stock”). Issuance costs associated with the round of financing amounted to approximately $0.4 million. The Company also issued warrants to purchase 2,395 shares of Series B Preferred Stock with the Series D Preferred stock, which were valued using the Black-Scholes option pricing model using the following assumptions: risk-free rate of return – 4.36%; term – 5 years; volatility – 30%; dividend yield – 0.0%. The value ascribed to the warrant was $1.3 million. As a result of the value being allocated to the warrants, a beneficial conversion feature resulted on the Series D Preferred Stock. The total beneficial conversion feature was approximately $30 million but was recorded only to the extent of the carrying value of the Preferred Stock, in the amount $13.9 million. The value ascribed to the warrant in the amount $1.3 million was accreted as a dividend and recorded immediately as an increase in additional paid in capital and an increase in accumulated deficit.

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

                    The following table shows the effect of reclassifying the Preferred Stock and warrants:

(Amounts in thousands)

Series B Preferred Stock of the Company	$32,951
Series C Preferred Stock of the Company	14,240
Series D Preferred Stock of the Company (as restated)	13,926

Warrants to purchase Series B Preferred Stock issued to the holders of Series B Preferred Stock	935
Warrants to purchase Series B Preferred Stock issued to the holders of Series C Preferred Stock	1,535
Warrants to purchase Series B Preferred Stock issued to the holders of Series D Preferred Stock (as restated)	1,295

Amount reclassified to convertible securities in the liabilities section of the balance sheet	$64,882

18. Convertible Securities

                    Under EITF 00-19, the Company is required to remeasure the convertible securities at each reporting period end based on fair value. The Company determines the fair value of the convertible securities based on the number of shares common stock into which they are convertible and the current fair value of the common stock on the remeasurement date. Fair value of the Common Stock is determined based on actual amounts paid for a share of Common Stock in a transaction closest to the remeasurement date. The fair values of the Common Stock as of July 1, 2006 was $0.39. The number of common shares into which the convertible securities are convertible was 506,576,690 as of July 1, 2006. As of July 1, 2006, the Company remeasured the convertible securities based on an estimated fair value of approximately $198 million and recorded an unrealized loss of approximately $133 million for the year ended July 1, 2006.

19. Subsequent Events

Laurus Senior Debt Financing:

                    On July 6, 2006, TrueYou closed on a financing and issued to Laurus Master Fund, Ltd. (“Laurus”) a Secured Term Note in the aggregate principal amount of $25.0 million (the “Laurus Note”) and issued to Laurus series A warrants, series B warrants and series C warrants to purchase up to 37,351,824 shares, 6,839,394 shares and 6,693,875 shares, respectively, of our common stock.

                    The Company also placed $2.5 million (the “Interest Amount”) in a restricted account to be utilized to pre-fund interest for the first year of the Laurus Note. Closing costs of $0.9 million were incurred by the Company relating to this debt. These costs were recorded as deferred financing costs and will be amortized to interest expense over the term of the note using straight-line amortization. The balance of $21.6 was placed into a restricted cash account which was released on July 11, 2006 when the Company satisfied the conditions associated with the Laurus Note. The Company used $8.3 to pay off the existing senior debt held by Technology Investments Capital Corporation (“TICC”), and an additional $0.1 million representing unpaid interest and other costs owed to TICC. The remaining $1.7 million of principal outstanding on the senior debt to TICC was loaned to the Company as a part of the $5.2 million subordinated loan discussed below. In conjunction with the payoff of the senior debt, the Company charged $0.2 of the net remaining deferred financing costs and unamortized debt discount of $0.9 to interest expense. Also in conjunction with the payoff of the senior debt and all related interest and fees was the release of $1.6 million of restricted cash previously held for interest payments.

                    The Laurus Note matures on June 30, 2010 and interest accrues at a rate per annum equal to the “prime rate,” plus two percent (2%) per annum, payable monthly, in arrears, commencing on August 1, 2006. Commencing on August 1, 2007, the Company will make monthly payments to Laurus in an amount equal to $416,666.67 together with any accrued and unpaid interest on such portion of the outstanding principal amount plus any and all other unpaid amounts which are then owing under the Note. The Company’s payment obligations are guaranteed by the Company’s subsidiaries and are secured by all of the Company’s and such subsidiaries’ assets.

                    The Company calculated a debt discount attributable to the value of these warrants of $10.3 million, which will be amortized over the term of the note using the effective interest method. The warrants have a 10-year term and an exercise price equal to $0.01 per share, or in certain circumstances, may be exercised on a cashless basis. If, prior to the fourteenth month anniversary of June 30, 2006, (i) the Company’s obligations under the Note have been reduced to $12.5 million or less, then the series B warrants will automatically be cancelled and terminated; and (ii) the Company’s obligations under the Note have been reduced to zero, then the series C warrants will automatically be cancelled and terminated. The Company is obligated to file a registration statement with the Securities and Exchange Commission covering the resale of the shares underlying the warrants.

                    The Company has also agreed to use its best efforts to amend its certificate of incorporation to increase the number of authorized shares of our Common Stock to such number as shall be sufficient to permit the exercise in full of the warrants. If Laurus notifies the Company at any time prior to the effective date of such amendment that it desires to exercise the warrants prior to such effective date, the Company will promptly issue, in exchange for the warrants, substitute warrants exercisable to purchase that number of shares of its series B convertible preferred stock that are, upon authorization of the Share Amount, immediately convertible into the number of shares of our Common Stock that would then have been issuable upon exercise of the warrants in full if its certificate of incorporation had then provided for sufficient authorized shares of its Common Stock to satisfy such exercise, and otherwise containing substantially the same terms and provisions as the warrants.

$5.2 Million Subordinated Loan:

                    On July 11, 2006, the Company entered into a loan agreement (the “Subordinated Loan Agreement”) with subordinated lenders for $5.2 million (the “Subordinated Loan”) to be used by the Company for capital expenditures, general working capital and to pay all costs and expenses in connection with the Subordinated Loan. Pursuant to a subordination agreement dated July 11, 2006, between the Subordinated Lenders and Laurus, the Subordinated Loan is subordinated to the Company’s existing senior indebtedness to Laurus.

                    The Subordinated Loan bears interest at 12% per annum compounded annually; provided, however, the interest rate will increase to 14% per annum upon: (i) the Company’s failure to pay in full, on or prior to July 1, 2010, the principal amount of the Subordinated Loan, plus all accrued interest, and (ii) certain other specified events that would be considered an event of default under the Subordinated Promissory Note. The principal balance and accrued interest on the Subordinated Promissory Note is due on the earliest of (i) July 1, 2010, and (ii) the first date on which any mandatory prepayment is payable under the Subordinated Loan Agreement or the occurrence of any sale of all or substantially all of the assets of the Company or its subsidiaries, or merger, consolidation or other business combination involving the Company or its subsidiaries if all senior indebtedness is first paid in full in cash in connection with any such transaction (the “Maturity Date”).

                    Subject to prior payment in full of all senior indebtedness, the Subordinated Loan is subject to voluntary prepayment at any time and mandatory prepayment upon the occurrence of a change in control of the Company.

                    In the event that the Company consummates an equity financing at any time prior to the Maturity Date, each Subordinated Lender may elect to convert the entire principal amount due to such Subordinated Lender under the Promissory Note (along with accrued interest thereon and all other amounts then due thereunder) into such number of securities issued in the equity financing (in the event any warrants or other property or rights are issued or granted in the financing, together with the proportionate number of such warrants and other property or rights) that is equal to (i) the principal amount of the Subordinated Promissory Note (along with accrued interest thereon and all other amounts then due) being converted divided by (ii) the lowest price per share of the securities to be issued in the financing. However, if the securities and the related warrants, if any, to be issued in the financing do not contain provisions prohibiting the aggregate ownership percentage by the holder thereof from exceeding 4.99% of the total number of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) then issued and outstanding, then any Subordinated Lender may elect to receive securities that are otherwise identical in all respects to those purchased in the financing but that contain the foregoing restriction on aggregate ownership.

                    Additionally, the Company agreed that if it consummated one or more equity financings or indebtedness junior to the Company’s senior indebtedness after the date of such financing with proceeds in excess of $10.0 million in the aggregate, then two-thirds of all proceeds in excess of $10.0 shall be proportionately applied to prepay pari passu, the Subordinated Loan and the obligations of the Company under the Amended Subordinated Loan (as defined in (b) below). This provision has been amended so that no such prepayment can be made until the Senior Debt issued to Laurus on July 11, 2006 as well as the $4 Million of Senior Subordinated Debt issued on December 22, 2006 (including interest and all other obligations due) have been paid.

                    The obligations of the Company under the Subordinated Loan Agreement and Subordinated Promissory Note are guaranteed by each of the Company’s subsidiaries.

                    The Subordinated Promissory Note ranks pari passu with the Amended Subordinated Promissory Note.

                    Pursuant to the Subordinated Loan Agreement, the Company issued to the Subordinated Lenders warrants to purchase an aggregate of 32,947,771 shares of Common Stock at an exercise price of $0.001 per share, subject to certain adjustments set forth therein. The warrants expire on June 30, 2013. The Subordinated Lenders are not entitled to received shares of Common Stock upon exercise of the warrants if such receipt would cause such Subordinated Lender to be deemed to beneficially own in excess of 4.99% of the outstanding shares of Common Stock on the date of issuance of such shares. Such provision may by waived by any Subordinated Lender upon 61 days prior written notice to the Company. The Company recorded a debt discount in the amount of $3.6 million which is attributable to the value of the warrants issued. The debt discount will be amortized over the term of the loan using the effec tive interest method.

                    The Company granted each Subordinated Lender piggyback registration rights with respect to the shares of Common Stock issuable upon exercise of the warrants, in accordance with the terms of a registration rights agreement. The Company has agreed to use its best efforts to cause its certificate of incorporation to be amended to increase the number of authorized shares of Common Stock to such number as shall be sufficient to permit the exercise in full of the warrants. If any Subordinated Lender notifies the Company at any time prior to the effective date of such amendment that it desires to exercise its warrants prior to such effective date, the Company will promptly issue to such Subordinated Lender, in exchange for its warrants, substitute warrants exercisable to purchase that number of shares of its Series B Convertible Preferred Stock that are, upon authorization of the number as shall be sufficient to permit the exercise in full of the warrants, immediately convertible into the number of shares of Common Stock that would then have been issuable upon exercise of the warrants in full if the certificate of incorporation of the Company had then provided for sufficient authorized shares of Common Stock to satisfy such exercise, and otherwise containing substantially the same terms and provisions as the warrants.

Amended and Restated $4.8 Million Subordinated Loan:

                    On July 11, 2006, the Company entered into a amended and restated loan agreement (the “Amended Subordinated Loan Agreement”) with Pequot Healthcare Fund, L.P., Pequot Healthcare Offshore Fund, Inc., Premium Series PCC Limited -Cell 32, Pequot Diversified Master Fund, Ltd., Pequot Healthcare Institutional Fund, L.P., North Sound Legacy Institutional Fund LLC, North Sound Legacy International Ltd. and Klinger Investments LLC (collectively, the “Amended Subordinated Lenders”) in order to amend and restate the provisions of the $4.8 million loan (the “Amended Subordinated Loan”) that the Company received from the Amended Subordinated Lenders on May 9, 2006 in order to conform its terms to the terms of the Subordinated Loan Agreement. Pursuant to a subordination agreement dated July 11, 2006, the Amended Subordinated Loan is subordinated to the Company’s existing senior indebtedness to Laurus under the Securities Purchase Agreement and the Related Agreements

                    The Amended Subordinated Loan is evidenced by an amended and restated subordinated promissory note dated July 11, 2006 (the “Amended Subordinated Promissory Note”). The terms of the Amended Subordinated Promissory Note are identical to the terms of the Subordinated Promissory Note except that interest on the Amended Subordinated Promissory Note accrues from May 9, 2006.

                    The Amended Subordinated Promissory Note ranks pari passu with the Subordinated Promissory Note.

                    Pursuant to the Amended Subordinated Loan Agreement, the Company issued to the Amended Subordinated Lenders warrants to purchase an aggregate of 30,658,597 shares of Common Stock. These warrants have the same terms and rights, including piggyback registration rights, as the warrants that were issued pursuant to the Subordinated Loan Agreement described above.

$4.0 Million Senior Subordinated Loans:

(a)	$1.0 Million Senior Subordinated Secured Loan

                    The Company entered into a Subordinated Securities Purchase Agreement (the “Laurus Purchase Agreement”) with Laurus dated as of December 22, 2006, pursuant to which the Company issued to Laurus (i) a Subordinated Secured Term Note in the principal amount of $1.0 million (the “Subordinated Secured Note”); and (ii) warrants (the “Laurus Warrants”) to purchase up to 10,000,000 shares (the “Warrant

Shares”), of the Company’ common stock, par value $0.001 per share (the “Common Stock”). In the event the Subordinated Secured Note is not repaid by April 30, 2007, the Company has agreed to issue Laurus warrants with like terms to purchase an additional 8,750,000 shares of Common Stock.

                    The Senior Subordinated Secured Note matures on December 22, 2009 or earlier upon a change of control or other specified events. Interest will accrue on the unpaid principal amount of the Note at a rate per annum equal to twelve percent (12%) per annum. Interest in the amount of six percent (6%) per annum shall accrue and subject to the provisions of that certain Subordination Agreement among the Company, Laurus and Subordinated Lenders to the Company dated December 22, 2006 (“Subordination Agreement”), shall be payable monthly, in arrears, commencing on February 1, 2007 and on the first day of each consecutive calendar month thereafter. Interest in the amount of six percent (6%) per annum shall accrue but not be payable during the period commencing on the date of issuance and ending on the maturity date of the Note (unless accelerated under certain circumstances). The interest rate may be increased by 2% per annum in the event that sufficient shares of the Common Stock are not authorized to allow Laurus to exercise all of the Laurus Warrants by the six-month anniversary of the date of the Laurus Purchase Agreement, and shall remain at such higher rate until such time as a sufficient number of such shares are authorized.

                    The Laurus Warrants have a 7-year term and an exercise price equal to $0.01 per share. The Laurus Warrants also provide that if the fair market value of one share of Common Stock is greater than the exercise price Laurus may choose to exercise the warrant on a cashless exercise basis resulting in an issuance of net shares with no cash payment.

(b)	$3.0 Million Senior Subordinated Loan

                    The Company entered into a loan agreement dated as of December 22, 2006 (the “Senior Subordinated Loan Agreement”) with Senior Subordinated Lenders, pursuant to which the Senior Subordinated Lenders loaned the Company $3.0 million (the “Senior Subordinated Loan”). Pursuant to a Subordination Agreement dated as of December 22, 2006, between such Subordinated Lenders, previous subordinated lenders to the Company and Laurus, the Senior Subordinated Loan is subordinated to the Company’s existing senior indebtedness to Laurus under the Securities Purchase Agreement dated June 30, 2006 (the “Securities Purchase Agreement”), and the Related Agreements referred to in the Securities Purchase Agreement and ranks senior to the Company’s $10.0 million of existing subordinated indebtedness.

                    The Senior Subordinated Loan is evidenced by a senior subordinated promissory note dated December 22, 2006 (the “Senior Subordinated Note”) and bears interest at annual rate equal to twelve percent (12%) per annum of which 6% shall be paid in cash monthly, commencing 30 days from the closing (subject to the provisions of the Subordination Agreement) and the balance of 6% paid in kind and paid on the maturity date. The principal balance and accrued interest on the Senior Subordinated Note is due on December 31, 2009

                    In the event that the Company consummates an equity financing at any time prior to the maturity date of the Senior Subordinated Note, each Senior Subordinated Lender may elect to convert the entire principal amount and accrued interest due to such Senior Subordinated Lender under the Senior Subordinated Note into equity on the same basis as in the equity offering.

                    Pursuant to the Senior Subordinated Loan Agreement, the Company issued to the Senior Subordinated Lenders warrants to purchase an aggregate of 15,384,615 shares of Common Stock at an exercise price of $0.001 per share. The warrants expire on December 31, 2013. In the event the Laurus Note is not paid by April 30, 2007, certain holders of such Warrants have agreed to contribute 8,750,000 Warrants back to the Company and the Company has agreed to issue an additional 8,750,000 Warrants to Laurus. (See “Certain Relationships and Related Transactions”).

Acquisition of Nouvisage Corp:

                    On September 12, 2006, the Company entered into a letter of intent to acquire Nouvisage Corp. (“Nouvisage”). Pursuant to the letter of intent, the transaction will be structured as an acquisition of all of the capital stock of Nouvisage in exchange for newly issued shares of Series B Preferred Stock of the Company, par value $0.001 per share (the “Shares”), each of which is convertible into 10,000 shares of Common Stock of the Company, par value $0.001 per share The acquisition is intended to qualify as a tax-free exchange under the Internal Revenue Code of 1986.

                    The purchase price for the Shares will be $6.5 million, subject to adjustment (the “Purchase Price”) and will be paid in Shares pro rata to the stockholders of Nouvisage (the “Sellers”) at the closing of the acquisition (the “Closing”).

                    The letter of intent may be terminated by either party if the acquisition did not close by January 10, 2007 (the “Termination Date”). Pursuant to the letter of intent, the Sellers and Nouvisage had agreed not to solicit, initiate, or encourage submission of or receive proposals or offers from another party until the Termination Date. The board of directors of both the Company and Nouvisage have agreed to extend the Termination Date until March 1, 2007.

                    The obligations of the parties to close the acquisition are subject to certain closing conditions, including (i) the satisfactory completion by the Company of its legal and financial due diligence, (ii) the approval by the board of directors of the Company, (iii) the closing of a financing of at least $19.0 million in gross proceeds to the Company, (iv) the execution of an employment agreement between the Company and John Buckingham, the Chief Executive Officer of Nouvisage (the “Employment Agreement”), and (v) the completion of an audit of the financial statements of Nouvisage for the three years ended June 30, 2006 and a review of any interim financial statements. Pursuant to the letter of intent, the parties agreed to negotiate in good faith a stock purchase agreement, a registration rights agreement, the Employment Agreement and such other agreements as may be appropriate or desirable to the parties. The parties also agreed to negotiate a Strategic Alliance Agreement.

                    Upon the signing of the letter of intent, the Company agreed to advance $75,000 to Nouvisage and agreed to advance an additional $225,000 prior to the Closing, which amounts were to be paid in four installments based on the occurrence of certain specified events. In accordance with this agreement, as of January 15, 2007 the Company has advanced $300,000 to Nouvisage. If the Company does acquire Nouvisage, this advance will be applied to the purchase price. In addition, Nouvisage agreed to provide security of its obligations through the issuance of promissory notes which will allow the holder to convert such promissory notes into an aggregate of 17% of Nouvisage’s common ownership if not repaid. Pursuant to the letter of intent, if the acquisition does not close, Nouvisage has agreed to refund to the Company all amounts paid to Nouvisage, except for documented transaction costs of up to $75,000, in six equal monthly installments.

20. Selected Quarterly Financial Information (unaudited)

                    The following tables summarize the fiscal 2006 and 2005 quarterly results:

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total Operating Revenues	$7,765	$7,553	$10,483	$7,251

Operating loss	(5,492)	(8,084)	(6,553)	(13,358)

Net income (loss)	$(6,593)	$(147,852)	$(153,901)	$136,641
Income (loss) per share:

Basic and diluted	$(0.47)	$(9.85)	$(10.29)	$9.08

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total Operating Revenues	$7,707	$8,330	$8,802	$8,094

Operating loss	(3,425)	(4,572)	(3,134)	(4,764)

Net loss	$(4,352)	(5,555)	$(4,198)	$(5,816)

Loss per share:

Basic and diluted	$(0.31)	$(0.40)	$(0.31)	$(0.40)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Internal Controls

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

Material Weaknesses

                    On January 25, 2007, our independent registered public accounting firm, Amper, Politziner, and Mattia, P.C. (“Amper”) noted in a letter to management, a copy of which was presented to our Board, certain matters involving internal controls that they consider to be material weaknesses and significant deficiencies. However, Amper was not engaged to perform an audit of our internal controls over financial reporting. Accordingly, Amper has not expressed an opinion on the effectiveness of our internal controls over financial reporting.

                    The material weaknesses identified by Amper were (A) inadequate resources in the accounting functions; (B) inadequate controls over cash management; (C) inadequate controls over computer information; and (D) inadequate anti-fraud program. More specifically, Amper identified among other things, material weaknesses in the processes and procedures associated with our preparation and review of account reconciliations, monitoring of financial results, application of accounting principles, control over cash management, communication between departments, inventory management and valuation, vendor management and segregation of duties, and anti-fraud program. Examples of the issues identified include, among many others, inadequate segregation of duties, insufficient staffing in the accounting department, failure to reconcile or analyze accounts, lack of effective review of the reconciliations and analysis that are prepared and, in some instances, poor design of controls and poor compliance with existing policies and procedures, and no whistle blower hotline.

Previous Restatement of Financial Statements:

                    During the fiscal year ended July 1, 2006, we became aware of certain transactions that should have been recorded in earlier quarters during the current fiscal year. After review of the transactions, management decided to make adjustments to record these transactions in the proper period and included those restatements in a footnote of the April 1, 2006 quarterly financial statement.

                    On February 13, 2006, our Board of Directors, upon the recommendation of our management, concluded that the audited financial statements of KAAI for the fiscal year ended June 30, 2005 should no longer be relied upon and should be restated. Our Board’s conclusion was based on a finding by our management of an error in accounting causing an under accrual of accrued expenses relating to management fees and to accrued bonuses payable.

                    In addition, as a result of the errors that led to the conclusion that our 2005 Audited Financial Statements cannot be relied upon, our management concluded that our unaudited financial statements for the quarter ended October 1, 2005 should no longer be relied upon and should be restated. On February 20, 2006, our Board met and discussed the foregoing with management and our independent registered public accounting firm, Amper, Politziner & Mattia, P.C. Our Board of Directors concurred with the recommendation of management.

                    As a result of the above, the consolidated balance sheets as of June 30, 2005, October 1, 2005, and December 31, 2005 and the related consolidated statements of operations, cash flows and stockholders’ equity were restated and filed on February 27, 2006.

Previous Management Letter from our Independent Registered Public Accountants:

                    Independently, on January 12, 2006, we received a letter from Amper indicating that KAAI had material weaknesses in the design and operation of its internal control over financial reporting with respect to the process of preparing and reviewing annual and interim financial statements, and related timely account analysis and reconciliations. Weaknesses identified resulted from inadequate resources in the financial reporting area and lack of appropriate technical training of such resources relating to the preparation of financial statements and disclosures and the accounting for significant transactions.

Remediation of Material Weaknesses

                    In order to remediate these weaknesses, we have retained another accounting firm in which members of that firm’s accounting staff have worked under the supervision of our Chief Financial Officer. The Company has also retained an information technology firm to upgrade operating, financial and accounting systems which is expected to further improve the control environment. In addition, On May 1, 2006, we appointed a new Chief Financial Officer and in August 2006 we hired a Controller. We are also working to integrate our inventory system to improve our controls over inventory and related areas. The above remedial actions have not been in place long enough to have been tested and will be assessed for their adequacy on a continuous basis.

                    Except as described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) since the beginning of the fiscal year ended July 1, 2006 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                    The following table sets forth the names and ages of each of our executive officers and directors as of December 31, 2006.

Name	Age	Position

Richard Rakowski	54	Chairman and Chief Executive Officer

Matthew Burris	44	Chief Financial Officer and Chief Operating Officer

Jane Terker	54	Executive Vice President, Chief Marketing Officer and Director

Carolyn Aversano	37	Executive Vice President of Marketing, Merchandising and Education (1)

Andrew D. Lipman	39	Director

Stephen H. Coltrin	61	Director

Daniel Piette	61	Director (2)

Philippe Franchet	41	Director (2)

James O’ Crowley III	53	Director (3)

Alan Panzer	46	Director (3)

Alastair J. Clemow	55	Director (3)

(1) - Resigned, effective January 12, 2007

(2) - Resigned, effective December 28, 2006

(3) - Elected, effective December 29, 2006

Richard Rakowski – Chairman and Chief Executive Officer

                    Richard Rakowski has been Chairman and Chief Executive Officer of KAAI since its formation in July 2003. He is also a Principal of KCO since March 2002. Prior to joining KCO as a Principal in March 2002, Richard Rakowski’s diverse 26-year career spanned manufacturing, consulting, business development, marketing, entrepreneurship and the Presidency of American Healthways, Inc. (NASDAQ: AMHC) from June 2001 to March 2002. From 1992 until 2001, Mr. Rakowski was a founder of New Paradigm Ventures, a consulting and investment firm in the health-care and food industry market. He was also a partner at Marketing Corporation of America. Mr. Rakowski’s background also includes process control consulting work for Fortune 500 Companies in the U.S. and abroad. He holds a BA from City University of New York.

Matthew Burris – Chief Financial Officer and Chief Operating Officer

                    Matthew Burris joined KAAI in May 2006. From December 2002 to April 2006, Mr. Burris served as Vice President and Group Finance Director for the Non-Apparel reporting segment of Liz Claiborne, Inc., a wholesaler and retailer of branded apparel and accessories products (“Liz Claiborne”).

During his tenure at Liz Claiborne, Mr. Burris held the additional positions of Vice President, Group Operations Director for the Accessories division and Vice President, Group Finance Director for DKNY; the Donna Karan licensed apparel division. From August 2001 through December 2002, Mr. Burris served as Vice President and Chief Financial Officer for Standard Automotive Corporation, a manufacturer of precision parts for the aerospace, nuclear, and defense industries and truck trailers and truck bodies. From October 1999 through August 2001, Mr. Burris served as Vice President, Chief Financial Officer and Director of Creative Solutions Group, Inc., a manufacturer of point of purchase display units. Mr. Burris holds a BS, magna cum laude, in finance and international management from Georgetown University School of Business and an MBA from New York University, Stern School of Business.

Jane Terker – Executive Vice President, Chief Marketing Officer and Director

                    Jane Terker has over 30 years experience as a management executive and business builder. Immediately prior to joining KAAI, Ms. Terker co-founded and served from December 2001 to July 2004 as President and Chief Operating Officer of Cradle Holdings, Inc., a company created to acquire and reposition prestige beauty brands for maximum growth and profitability. From May 1992 to March 1998 Ms. Terker also founded, developed and served as President of the Donna Karan Beauty Company. Ms. Terker also founded and ran JTP Associates from March 1998 to November 2001, which was a product consulting company with clients including J Crew, MD Skincare, Linda Cantello Beauty, CCSI inshop.com and Kiss My Face. Earlier in her career, Ms. Terker held various marketing and retail executive roles at Esmark, L’Oreal and Glemby International. She holds a BA, magna cum laude, from New York University and also attended Columbia University’s Executive Education Program.

Carolyn Aversano – Executive Vice President of Marketing, Merchandising and Education [Resigned effective, January 12, 2007]

                    Carolyn Aversano joined KAAI in June 2005. Prior to joining KAAI, Ms. Aversano worked for Sephora as a Strategic Development Consultant from July 2004 to June 2005. From July 1999 to April 2003, Ms. Aversano was a member of the startup team for beauty retailer Gloss.com, which was acquired by the Estee Lauder Companies in 2000. At Estee Lauder Companies she oversaw the e-commerce businesses of the various Estee Lauder Companies’ brands including Estee Lauder, Origins, Prescriptives, Stila, La Mer, Jo Malone and Kate Spade. Ms. Aversano holds a BS degree in marketing from New York University.

Andrew D. Lipman – Director

                    Andrew Lipman was Vice President and one of the founding principals of KCO. Prior to co-founding KCO in 1996, Mr. Lipman served as a Vice President of the firm’s predecessor, Kidd, Kamm & Company. Earlier in his career, Mr. Lipman was a management and strategic consultant with The George Group and Andersen Consulting. He holds a BS in Electrical Engineering from Union College.

Stephen H. Coltrin – Director

                    Stephen H. Coltrin founded Coltrin & Associates, Inc. in 1982. In addition to serving as a member of our Board of Directors, Mr. Coltrin also currently serves as a Vice Chairman on the Board of Directors for the International Radio and Television Society Foundation, on the National Advisory Board of America’s Freedom Festival at Provo, and on the Advisory and Advancement Council of the Utah State University Journalism & Communication Department. Mr. Coltrin received a BS in psychology from Brigham Young University.

Daniel Piette – Director [Resigned effective, December 28, 2006]

                    Daniel Piette co-founded L Capital in June 2001 and serves both as the President of L Capital Management and as a member of the Supervisory Committee of the L Capital fund. Additionally, he is a member of Moët Hennessy Louis Vuitton LVMH Group’s Executive Committee. He is also co-founder,

Chairman and CEO of LV Capital. Mr. Piette joined LVMH in 1990 as Group Executive Vice President. Mr. Piette started his career focus in the fashion luxury sector as the Brand Operating Officer for the DMC Group. Earlier in his career, Mr. Piette held the post of Executive Vice President of Manurhin. He was also a manager at the Bosch Company and a consultant at Arthur D. Little. Mr. Piette graduated from ESSEC in Paris and also holds an MBA from Columbia Business School.

Philippe Franchet – Director[Resigned effective, December 28, 2006]

                    Philippe Franchet joined L Capital in September 2001 as a director of L Capital Management. Prior to L Capital, Mr. Franchet was from June 2000 until June 2001 the Senior Vice President, leading investments for Europatweb, an Internet investment group formed by Bernard Arnault. Prior to Europatweb, Mr. Franchet was from January 1998 until June 2000 the Head of Private Equity Investments for the Lazard Group’s two public investment holding companies, Azeo and Eurafrance (now Eurazeo). While at the Lazard Group, Mr. Franchet and his team invested approximately FF 500 million in over 15 transactions across a variety of sectors in countries including France, the UK, the US and Japan. Earlier in his career, Mr. Franchet was a consultant with McKinsey & Co. and a financial derivatives market trader with Credit Lyonnais. Mr. Franchet holds an MSEE from ENST in Paris and an MBA from Harvard Business School.

James O’Crowley III – President

                    From April 2002 to December 2006, Mr. O’Crowley organized and led an equity-backed team seeking to acquire technology-oriented divisions from Motorola and also was a consultant to select companies. From March 2001 to February 2002 Mr. O’Crowley served as President, Chief Executive officer and Director of Standard Automotive Corporation, an AMEX listed company. Mr. O’Crowley received an MBA degree from Harvard Business School in 1978 and a BS degree in accounting and administration from the University of Kansas in 1976.

Alan Panzer – Director

                    Since August 2000, Mr. Panzer has been serving as the President of United States Surgical Corporation and from April 2003 to October 2006, he served as the President of Valleylab, both units of Tyco Healthcare. Mr. Panzer received a BS degree from St. John’s University in 1984.

Alastair J. Clemow – Director

                    Since July 2004, Mr. Clemow has been serving as President and Chief Executive officer of Nexgen Spine Inc., a medical device company. From October 2002 to March 2004 he served as President and Chief Executive Officer of Gelifex Inc., a medical device company. Since July, 2000, Mr. Clemow has also been serving as a principal of Tanton Technologies. Dr. Clemow served in numerous positions with Johnson & Johnson from 1981 to 2000, including Vice President of Worldwide Business Development for Ethicon Endo-Surgery Inc., Vice President of New Business Development for Johnson & Johnson Professional Inc., and Director of Research and Development of Johnson & Johnson Orthopedics. Mr. Clemow received an MBA degree from Columbia University in 1991 and a PhD degree in Metallurgy from the University of Surrey, Guildford in 1978.

Other Key Employees

The following employees who are not our executive officers are instrumental to our business:

Wade Haddad – Senior Vice President of Real Estate and Legal

                    Wade Haddad, age 39, has been responsible for overseeing KAAI’s legal affairs and the site selection, lease negotiation, store design and construction of KAAI’s locations since July 2005. Prior to joining KAAI, Mr. Haddad worked for Bieri Company, a specialty retail real estate consulting firm, as the

Director of Leasing, where he managed real estate strategies on behalf of landlord and tenant clients for Bieri Company from March 2002 to July 2005. From May 1999 to February 2002, Mr. Haddad worked with The Taubman Company, a national developer of regional shopping centers, as a Leasing Agent, where he represented the landlord in lease negotiations with retail tenants on behalf of The Taubman Company. Mr. Haddad holds a BA in Political Economy from Princeton University and a JD, magna cum laude, from the University of Detroit School of Law.

Michael S. Rodriguez– Senior Vice President, Business Development

                    Michael Rodriguez, age 37, serves as the Senior Vice President of Business Development of KAAI since September 2003. Prior to joining KAAI, Mr. Rodriquez founded and ran three business consulting companies in the healthcare and financial service sectors, Three Realms, LLC, Impact Partners, LLC, and Broadband Digital, Inc. from April 2000 to September 2003. From May 1995 to April 2000, Mr. Rodriquez worked with Visa USA where he was employed in senior management roles in operations, marketing, and business development. From June 1991 to May 1995, Mr. Rodriquez worked with GE Capital. Mr. Rodriguez holds a BA in Finance and Economics from Southern Methodist University and is also a graduate of the GE Capital Management Development Program.

Medical Advisory Board

                    We have a Medical Advisory Board that includes leaders in the medical aesthetics industry. In addition to Johns Hopkins approval of medical protocols, the Medical Advisory Board includes the following members effective as of January 15, 2007:

Dr. Kaveh Alizadeh – Medical Director and member of the Medical Advisory Board

                    Dr. Alizadeh is currently a partner and vice president of Long Island Plastic Surgical Group,the largest and oldest continuously running practice in North America. He is also the Vice Chairman of Plastic Surgery and Director of Microsurgery at Winthrop University Hospital, and the curriculum director for the Nassau University Plastic Surgery Residency Program. Prior to joining Long Island Plastic Surgical Group, Dr. Alizadeh pursued a year of training in cancer reconstruction and cosmetic surgery at the Memorial Sloan Kettering Cancer Center in 1999. Between 1993 and 1999, he carried out specialty training in surgery and subspecialty training in Plastic and Reconstructive Surgery at the University of Chicago Hospitals. Dr. Alizadeh earned his medical degree from Cornell University Medical College.

Dr. Rod Rohrich – Chairman of Medical Advisory Board

                    Dr. Rod Rohrich is Professor and Chairman, Department of Plastic Surgery, Crystal Charity Ball Distinguished Chair in Plastic Surgery and Warren and Betty Woodward Chair in Plastic and Reconstructive Surgery at the University of Texas Southwestern Medical Center in Dallas, Texas. Dr. Rohrich earned his medical degree from Baylor College of Medicine in Houston, TX. He completed residencies in General Surgery and Plastic and Reconstructive Surgery at the University of Michigan Medical Center in Ann Arbor, MI. Dr. Rohrich also completed a Fellowship in Hand and Microsurgery at Massachusetts General Hospital in Boston, MA and a Pediatric Fellowship at Oxford University in Oxford, England. Dr. Rohrich is board certified in plastic surgery. He has served as President of the American Society of Plastic Surgery and has served on the Board of Directors of the American Society of Plastic Surgery, the Plastic Surgery Educational Foundation, and the American Society for Aesthetic Plastic Surgery. He serves on the Board of the Aesthetic Society Education and Research Foundation. He is a member of numerous other professional societies. Dr. Rohrich is the editor-in-chief of Plastic and Reconstructive Surgery, the most prestigious scientific journal in the world in plastic surgery. He is the author or co-author of more than 400 articles and book chapters, five books and has made more than 1500 presentations nationally and internationally.

Dr. Victor Martel

                    Dr. Victor Martel has a private cosmetic dental practice in Palm Beach, Florida. He lectures nationally on the topics of Aesthetic Dentistry and Occlusion. Dr. Martel received his dental degree at the University of Medicine and Dentistry of New Jersey. Dr. Martel serves on the Board of Directors for the Atlantic Coast Dental Research Clinic, the Florida Academy of Cosmetic Dentistry, and is a faculty member of The Dawson Center for Advanced Dental Studies.

Dr. Jeffrey Kenkel

                    Dr. Kenkel is an Associate Professor and Vice Chairman of the Department of Plastic Surgery at the University of Texas Southwestern Medical Center, one of only three departments in plastic surgery in the United States. Dr. Kenkel is also Chief of Plastic Surgery at the Dallas VA Medical Center. He is also published in various medical journals and texts and has presented at many national and local meetings. Dr. Kenkel’s special interests include aesthetic and reconstructive breast surgery, aesthetic surgery of the face, traditional and ultrasound-assisted liposuction/body contouring, burn reconstruction, and skin care, including chemical peels and microdermabrasion.

Dr. Craig Vander Kolk

                    Craig A. Vander Kolk, M.D., has twenty years of experience at Johns Hopkins including a position as Professor of Plastic Surgery. Recently Dr. Vander Kolk relocated his practice to Mercy Medical Center. He has been appointed Associate Director of the Center for Plastic and Reconstructive Surgery in the Weinberg Center for Women’s Health and Medicine at Mercy. His expertise includes; facial surgery (including cosmetic surgery), reconstruction of cleft lip and palate, and general cosmetic procedures such as breast augmentation, tummy tuck and liposuction. An established speaker and author of numerous medical papers and textbooks, Dr. Vander Kolk is internationally recognized for research and developments in craniofacial and aesthetic plastic surgery.

Board of Directors

                    Our directors are elected by our stockholders or by the Board of Directors to fill a vacancy. They serve until the next meeting of our stockholders or until their successors have been duly elected and qualified or until their earlier resignation or removal.

                    We presently do not have an audit committee, compensation committee, or nominating committee. We do not have a an audit committee charter or a charter governing the nominating process as our management believes that until this point it has been premature at the early stage of our management and business development to form an audit, compensation, or nominating committee. However, the new management plans to form an audit, compensation, and nominating committee in the near future. Until these committees are established, these decisions will continue to be made by the Board of Directors. Although the Board of Directors has not established any minimum qualifications for director candidates, when considering potential director candidates, the Board considers the candidate’s character, judgment, skills and experience in the context of the needs of the Company and the Board of Directors.

Director Compensation

                    All directors, except for directors of L Capital are reimbursed for out-of-pocket expenses in connection with attendance at meetings of the Board of Directors.

Board Meetings

                    The Board of Directors met four times in fiscal 2006. Each Director attended at least 75% of the aggregate of the total number of meetings of the Board (held during the period for which he has been a director).

Section 16(a) Beneficial Ownership Reporting Compliance

                    Section 16(a) of the Exchange Act requires certain of the Company’s executive officers, as well as the Company’s directors and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Based solely on the Company’s review of the copies of such reports received by the Company, the Company believes that during the fiscal year ended July 1, 2006 all executive officers, directors and ten percentage beneficial owners of the Company’s equity securities complied with their filing requirements under Section 16(a) for all reportable transactions during the last fiscal year, except that (i) Stephen H. Coltrin failed to file, and both Daniel Piette and Philippe Franchet did not timely file their initial Form 3 stating their initial ownership of equity securities of the Company at the time of the Share Exchange of KAAI and TrueYou and (ii) Matthew Burris did not timely file his initial Form 3 stating his beneficial ownership of equity securities in the Company at the time he joined the Company as an executive officer.

Code of Conduct

                    We have adopted a code of conduct that applies to all of our Directors, officers (including our Chief Executive Officer and Chief Financial Officer) and employees. The code of conduct was filed as Exhibit to our Form 10-SB dated February 10, 2005 and is incorporated herein by reference. Any person who wishes to obtain a copy of the code of conduct may do so by writing to c/o the Secretary, Klinger Advanced Aesthetics, Inc., 501 Merritt 7 Norwalk, CT 06851.

ITEM 11. EXECUTIVE COMPENSATION

                    The following table sets forth all cash compensation earned in the most recent three years by our Chief Executive Officer and each of our other four most highly compensated executive officers serving as of the last day of the past fiscal year (the “Named Executive Officers”). The compensation arrangements for each of these officers that are currently in effect are described under the caption “Employment Arrangements, Termination of Employment Arrangements and Change in Control Arrangements” below.

		Annual Compensation				Long-Term Compensation

Name and Principal Position						No. of Common Stock Underlying Options
	Year	Salary		Bonus		TrueYou	KAAI (1)

Richard Rakowski Chairman of the Board and Chief Executive Officer	2006 2005 2004	$	— 199,583 373,846	$	— — —	— — —	— — —

Jane Terker Executive Vice President and Chief Marketing Officer	2006 2005 2004		$450,000 216,345 N/A		$350,000 N/A N/A	— N/A N/A	— 150,000 N/A

Wade Haddad Senior Vice President of Real Estate and Legal	2006 2005 2004		$185,000 N/A N/A		$50,000 N/A N/A	— N/A N/A	— N/A N/A

Carolyn Aversano Executive Vice President of Marketing, Merchandising, and Education	2006 2005 2004		$196,154 — N/A		$15,000 — N/A	— — N/A	— 50,000 N/A

Dave Jordan Former Chief Financial Officer	2006 2005 2004		$185,146 144,500 200,000		$12,000 8,000 42,313	— N/A N/A	— — 75,000

(1)	Shares subject to options granted under KAAI 2003 Stock Option Plan.

Employment Arrangements, Termination of Employment Arrangements and Change in Control Arrangements

                    KAAI entered into an Employment Agreement with Jane Terker, effective January 1, 2005, pursuant to which KAAI employed Ms. Terker as the President of our Cosmedicine division. KAAI agreed to pay Ms. Terker a base salary of $450,000 per year. In addition, KAAI agreed to pay Ms. Terker bonuses in the aggregate maximum amount of $550,000 based on achieving certain performance measures. KAAI also granted Ms. Terker an option to purchase 150,000 shares of KAAI’s common stock at an exercise price of $4.00 per share, vesting daily over a period of four years. On September 18, 2006, these options have been converted into options to acquire 1,760,912 shares of TrueYou Common Stock with an exercise price per share of $0.22. In addition, on September 18, 2006, the Company granted Ms. Terker an option to purchase 2,347,882 shares of TrueYou Common Stock at an exercise price per share of $0.22. 586,970 of the options vested on the date of grant. The remaining 1,760,912 options vest over a period of three years. KAAI also agreed that based on the EBITDA contributed by the sale of the Cosmedicine products, it will grant Ms. Terker additional options to purchase up to 160,000 shares of KAAI’s common stock. If Ms. Terker is terminated without “cause”, or if Ms. Terker terminates the agreement for “good reason” (each as defined in the agreement) we will be required to pay Ms. Terker her accrued and unpaid base salary plus six months’ salary. In addition, a portion of her unvested options will vest.

                    On January 9, 2005, KAAI entered into a letter agreement with John Higgins, former president of TrueYou pursuant to which Mr. Higgins agreed to serve as KAAI’s President and a member of our Board of Directors commencing on January 17, 2005. Pursuant to the agreement, Mr. Higgins was paid a base salary of $250,000 per year and will be eligible for a bonus of up to 60% of his base salary. KAAI also agreed to grant Mr. Higgins an option to purchase 400,000 shares of its common stock vesting monthly over a three year period. If Mr. Higgins’ employment is terminated other than for “cause” within the first year of his employment he will be entitled to 6 months of severance; thereafter, he will be entitled to 9 months of severance. Effective January 1, 2006, Mr. Higgins’ base salary was increased to $330,000 per year and his severance was increased to 12 months.

                    On June 1, 2006, TrueYou entered into a Separation Agreement and Mutual Release with John Higgins pursuant to which Mr. Higgins resigned as an officer and director of the TrueYou and its subsidiaries effective June 30, 2006. The Separation Agreement provides, among other things, that (i) TrueYou will pay Mr. Higgins his base salary for a period of twelve months following June 30, 2006 with such payments to be reduced by any compensation he receives from any subsequent employer, (ii) Mr. Higgins will retain 200,000 options to purchase the common stock of KAAI, such options to be exercised within three years from June 30, 2006 or two years after such options are exchanged into options of TrueYou, whichever is later.

                    On June 1, 2005 KAAI entered into a letter agreement with Carolyn Aversano, pursuant to which Ms. Aversano agreed to serve as its Executive Vice President of Marketing, Merchandising and Education commencing on June 20, 2005. Pursuant to the agreement, Ms. Aversano is paid a base salary of $200,000 per year and will be eligible for a bonus of up to 30% of her base salary. KAAI also agreed to grant Ms. Aversano an option to purchase 50,000 shares of its common stock vesting over a four year period. On September 18, 2006, these options have been converted into options to acquire 586,971 shares of TrueYou Common Stock with an exercise price per share of $0.34. Ms. Aversano has recently resigned from the Company, effective January 12, 2007.

                    On April 24, 2006, TrueYou entered into an Employment Agreement with Matthew Burris to serve as Executive Vice President, Chief Financial Officer and Chief Operating Officer of TrueYou and each of its subsidiaries. Pursuant to the Employment Agreement, Mr. Burris is entitled to receive a base salary of $350,000 per year with annual review for increase. In addition, Mr. Burris is eligible to receive an annual incentive bonus, which is targeted at 60% of his Base Salary, provided, however, that Mr. Burris will receive a minimum annual bonus payment of $60,000 per year, payable at the beginning of July of each calendar year during the employment term. The minimum annual bonus payment due on July 1, 2006 will be payable on the later of July 1, 2006 or the date on which the Company consummates a financing transaction of no less than $20,000,000. In addition, the Company will, on an annual basis, commencing with the fiscal year beginning July 1, 2006, review Mr. Burris’ performance, and in the sole and absolute discretion of the Company, pay Mr. Burris a bonus of up to $150,000. In connection with his employment, Mr. Burris, in accordance with the terms and conditions of the stock incentive plan adopted by TrueYou, was granted options on September 18, 2006 to purchase 2,641,368 shares of Common Stock of TrueYou, at an exercise price of $0.22 per share, of which options to purchase 293,485 shares of Common Stock are immediately exercisable upon such grant and the remainder of which vest quarterly over the 3 year period following such grant.

                    In the event of termination of employment by Mr. Burris for Good Reason (as defined in the Employment Agreement) or in the event of a Change of Control (as defined in the Employment Agreement), all stock options held by Mr. Burris will automatically and immediately become fully vested and fully exercisable and remain exercisable for their full term. If TrueYou terminates Mr. Burris’ employment without Cause or if Mr. Burris terminates his employment for Good Reason, he is entitled to receive a lump-sum cash payment from TrueYou in an amount equal to his Base Salary and the Minimum Annual Bonus no later than 7 days following such termination provided, however, that TrueYou may elect, in its sole discretion, to make such payments ratably over a 12 month period after the date of such termination in the event that TrueYou has a cash balance equal to or greater than $5,000,000 on the date of such termination; provided further, however, that if such payments are subject to Section 409A of the Internal Revenue Code (the “Code”), the immediately preceding proviso will not apply; provided further, that upon the occurrence of such cash balance falling below $5,000,000 at any time after the date of such termination, then all such payments shall be made in a lump-sum no later than 7 days after such occurrence. During the 12 month period immediately following such termination, Mr. Burris will receive (i) continuation of all employee benefits and fringe benefits (“Continued Benefits”) and (ii) at TrueYou’s expense, reasonable executive outplacement services and administrative support. In addition, Mr. Burris will receive: (a) payment of unpaid Base Salary through the date of such termination; (b) accrued but unused vacation days; (c) any unpaid or minimum bonuses earned through the date of termination; (d) any compensation previously deferred (to the extent allowed under the Plan through which it is deferred); (e) reimbursement for any unreimbursed fees or expenses; and (f) all other payments, benefits and rights under any benefit, compensation, incentive, equity or fringe benefit plan, program or arrangement or grant, (collectively referred to herein as “Rights”). In addition, the Employment Agreement provides that Mr. Burris will not compete with TrueYou during the term of his employment and for 12 months thereafter.

                    On December 29, 2006, our board of directors elected Mr. O’Crowley to serve as a member of the board of directors and Mr. O’Crowley was then elected by the board of directors as President of TrueYou. TrueYou has discussed financial arrangements with Mr. O’Crowley for his service as President as follows: Mr. O’Crowley would receive a base salary of $375,000 a year and options to purchase 4,000,000 shares of TrueYou Common Stock at fair market value under our 2006 option plan and transition expenses in connection with his relocation to Norwalk, Connecticut. The foregoing proposed compensation arrangement has not yet been approved by our board of directors.

Option/SAR Grants in Last Fiscal Year

                    KAAI granted stock options to its executive officers under KAAI’s 2003 Stock Option Plan. As of July 1, 2006, options to purchase a total of 1,892,850 shares were outstanding under KAAI’s 2003 Stock Option Plan, and a total of 107,150 shares remained available for grant under KAAI’s 2003 Stock Option Plan.

                    There were no options granted in the year ended July 1, 2006.

Aggregated Option/SAR Exercises in the Last Fiscal Year and Fiscal Year-End Option/SAR Values

                    During fiscal year 2006, no options were exercised by our named executive officers. The following table sets forth the number of shares of KAAI’s common stock underlying unexercised stock options granted to each of our Named Executive Officers and the number and value of unexercised options held by each of the Named Executive Officers at July 1, 2006:

Name	Shares Acquired on Exercise	Value Realized	Number of Shares of Common Stock Underlying Unexercised Options/SARs at July 1, 2006 Exercisable Unexercisable		Value of Unexercised In-The-Money Options/SARS at July 1, 2006(1) Exercisable Unexercisable

Richard Rakowski	0	$0	—	—	$—	$—
Wade Haddad	0	0	—	—	—	—
Jane Terker	0	0	56,198	93,802	—	—
Carolyn Aversano	0	0	12,500	37,500	—	—
Dave Jordan	0	0	75,000	—	—	—

(1)	Represents aggregate excess of market value of the shares under options as of July 1, 2006 over the exercise price of the options.

Stock-Based Incentive Plans

Stock Options

                    On July 1, 2003, the shareholders of KAAI adopted the KAAI 2003 Stock Option Plan which allows KAAI to grant nonqualified stock options to employees, vendors and contractors that have affiliations with the company.

                    Under the KAAI 2003 Stock Option Plan, KAAI is authorized to issue options to acquire 2,000,000 shares of common stock of KAAI for a term not to exceed ten years from the date of grant.

                    The KAAI 2003 Stock Option Plan contains restrictions on transferability, time of exercise, exercise price and on disposition of any shares acquired through exercise of the options. Stock options are granted at not less than fair market value, which is determined as of the grant date utilizing the Black-Scholes Option Pricing Model. The Board of Directors determines the KAAI 2003 Stock Option Plan participants and establishes the terms and conditions of each option.

                    Subsequent to year-end, the Company adopted a new 2006 TrueYou stock option plan as an alternative to the KAAI 2003 Stock Option Plan and the exchange of the existing KAAI options with new TrueYou options to purchase Common Stock of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                    The following table sets forth certain information with respect to the beneficial ownership of the equity of TrueYou (herein sometimes called “Company”) as of December 31, 2006:

•	each securityholder known by TrueYou to be the beneficial owner of more than 5% of the Company’s outstanding securities;

•	each of our directors and Named Executive Officers; and

•	all directors and Named Executive Officers as a group.

                    Unless otherwise specified, the address of each of the persons set forth below is in care of Klinger Advanced Aesthetics, Inc., Building No 501, Fifth Floor, 7 Corporate Park, Norwalk, CT 06851.

                    Beneficial ownership is calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. For purposes of this table except as otherwise specified in the footnotes: (i) shares subject to stock options, warrants or convertible securities are considered beneficially owned only to the extent currently exercisable or exercisable within 60 days after December 31, 2006, (ii) all outstanding shares of Series B Preferred Stock (as the substantial equivalent of Common Stock) are assumed to have been converted into Common Stock and (iii) the outstanding shares of Series B Preferred Stock (as the substantive equivalent of Common Stock) are deemed to be outstanding for the purpose of computing the percentage of the underlying shares of Common Stock by all holders listed below.

Name and Address of Beneficial Owner	Amount and Nature Beneficial Ownership		Percent of Common Stock

5% Beneficial Owners

Affiliates of Pequot Capital Management Inc. 500 Nayala Farm Road Westport, CT 06880	90,487,165	(1)	85.8	% (1)

FCPR L Capital c/o L Capital Management SAS 22, avenue Montaigne 75008 Paris, France	113,226,643	(2)	38.57%

Seapine Investments, LLC c/o Kidd & Company, LLC 10 Glenville Street Greenwich, CT 06831	91,075,998	(3)(4)	30.68%

Kidd & Company, LLC 10 Glenville Street Greenwich, CT 06831	38,473,906	(5)	13.10%

Laurus Master Fund, Ltd. 152 West 57th Street New York, NY 10019	1,498,051	(6)	9.99	% (6)

Directors & Named Executive Officers

Richard Rakowski	27,074,149	(7)	8.49%

Andrew Lipman	8,754,554	(8)	3.0%

Jane Terker	1,540,798	(9)	0.5	%*

Matthew Burris	489,142	(10)		*

Stephen H. Coltrin	0		0%

James O’Crowley	0		0%

Alastair Clemons	0		0%

Name and Address of Beneficial Owner	Amount and Nature Beneficial Ownership		Percent of Common Stock

Alan Panzer	0		0%

Carolyn Aversano	293,486	(11)	*

Wade Haddad	117,394	(12)	*

All Directors and Executive Officers as a group (10 persons)	41,036,325		12.87%

*	Less than 1%

(1)

Based on a Schedule 13G filed by the securityholders on January 10, 2006. Consists of (i) 6,443.9891 shares of Series C Preferred Stock issued and outstanding, which are convertible into 64,439,891 shares of Common Stock, (ii) 1,878.3056 shares of Series B Preferred Stock into which Series B Preferred Warrants which mature on September 21, 2010 and which are concurrently exercisable at an exercise price of $2,112.54 per share of Series B Preferred Stock and which equates to an exercise price of $21.1254 per share of TrueYou Common Stock and (iii) 726.4218 shares of Series B Preferred Stock into which a Common Stock Warrants which can be exercised until March 31, 2011 at an exercise of $.001 per share and which are currently exercisable. Does not include 14,654,807 shares of Common Stock underlying a 7 year warrant with an exercise price of $.001 per share issued in connection with a subordinated debt financing on June 11, 2006 (the “Subordinated Debt Financing Warrant”). The Subordinated Debt Financing Warrant contains an issuance limitation prohibiting the securityholder from exercising those securities to the extent that such exercise would result in beneficial ownership by the securityholder of more than 4.99% of the shares of Common Stock then issued and outstanding unless the holders provide notice to the Company of not less than 61 days (the “4.99% Issuance Limitation”).

(2)	Consists of 11,322.6643 shares of Series B Preferred Stock issued and outstanding, which are convertible into 113,226,643 shares of Common Stock.

(3)

Consists of (i) 8,784.6111 shares of Series B Preferred Stock issued and outstanding, which are convertible into 87,846,111 shares of Common Stock, and (ii) 322.9887 shares of Series B Preferred Stock into which a Series B Preferred Warrant which may be exercised until September 21, 2010 and which is currently exercisable. The Series B Warrant has an exercise price of $.001 per share. Carla Kidd, as the sole Manager of Seapine Investments, LLC, has voting power with respect to these shares. Carla Kidd and William J. Kidd, her spouse, are the owners of Kidd & Company, LLC (“KCO”). Does not include shares of Series B Preferred Stock held in trusts for the benefit of the children of Carla and William Kidd. Does not include 14,416,354 shares of Common Stock underlying a Subordinated Debt Financing Warrant that contains the 4.99% Issuance Limitation and 2,904,762 shares of Common Stock underlying 7 year warrants with an exercise price of $.001 per share issued on December 22, 2006 (the “December 2006 Warrants”) that contain the 4.99% Issuance Limitation issued to Klinger Investments, LLC, which Mr. Kidd, as sole Manager of Klinger Investments, LLC, has sole voting power. Pursuant to a Letter Agreement dated December 22, 2006 between Laurus Master Fund Ltd. (“Laurus”) and certain securityholders (the “Laurus Letter Agreement”), if a $1,000,000 Senior Subordinated loan made by Laurus to the Company is not repaid by April 22, 2007, then the securityholder will contribute back to the Company, December 2006 Warrants to purchase 2,708,334 shares of Common Stock.

(4)

2,957.9390 shares of Series B Preferred Stock beneficially owned by the securityholder are subject to certain rights in favor of FCPRL Capital (“L Capital”), pursuant to an Amended and Restated Share Transfer Agreement, dated December 20, 2005, among the Company, L Capital and certain other stockholders signatory thereto (the “Share Transfer Agreement”). Pursuant to the Share Transfer Agreement, if certain specified events such as a liquidation, sale of substantially all of the assets of the Company or a public offering result in L Capital achieving an internal rate of return on its investment of less than 25% with respect to its investment in the Company, then a number of these shares shall be delivered to L Capital such that when combined with the value of other shares of capital stock of the Company owned by L Capital would provide L Capital with an internal rate of return on its investment of 25%.

(5)

Consists of 3,847.3906 shares of Series B Preferred Stock issued and outstanding, which are convertible into 38,473,906 shares of Common Stock. Mr. William Kidd owns 50% of KCO. Does not include 14,416,354 shares of Common Stock underlying a Subordinated Debt Financing Warrant and 2,904,762 shares of Common Stock underlying December 2006 Warrants that are subject to the 4.99% Issuance Limitation issued to Klinger Investments, LLC, which Mr. Kidd, as sole Manager of Klinger Investments, LLC, has sole voting power. Pursuant to the Laurus Letter Agreement, if a $1,000,000 Senior Subordinated loan made by Laurus to the Company is not repaid by April 22, 2007, then the securityholder will contribute back to the Company December 2006 Warrants to purchase 2,708,334 shares of Common Stock.

(6)

Based solely on a Schedule 13G filed by the securityholder on December 29, 2006. To the Company’s knowledge, the securityholder beneficially owns (i) 37,351,824 shares of Common Stock underlying a warrant issued to the securityholder on June 30, 2006 (the “June 2006 Warrant”) which is subject to the 4.99% Issuance Limitation and (ii) 10,000,000 shares of Common Stock underlying a December 2006 Warrant. The December 2006 Warrant contains an issuance limitation prohibiting the securityholder from exercising those securities to the extent that such exercise would result in beneficial ownership by the securityholder of more than 9.99% of the shares of Common Stock then issued and outstanding unless the securityholder provides notice to the Company of not less than 61 days.

(7)

Consists of (i) 200.059 shares of Series B Preferred Stock issued and outstanding, which are convertible into 2,000,590 shares of Common Stock, (ii) 7.3559 shares of Series B Preferred Stock into which a Series B Preferred Warrant is currently exercisable. 67.3631 shares of Series B Preferred Stock beneficially owned by the securityholder are subject to certain rights in favor of L Capital as described below and (iii) Options to purchase 25,000,000 shares of Common Stock, which are currently exercisable, subject to the Authorized Shares Increase. Does not include 3,798,534 shares of Common Stock underlying December 2006 Warrants that contain the 4.99% Issuance Limitation. Pursuant to the Laurus Letter Agreement, if a $1,000,000 Senior Subordinated loan made by Laurus to the Company is not repaid by April 22, 2007, then the securityholder will contribute back to the Company, December 2006 Warrants to purchase 3,541,666 shares of Common Stock. Pursuant to the Share Transfer Agreement, if certain specified events such as a liquidation, sale of substantially all of the assets of the Company or a public offering result in L Capital achieving an internal rate of return on its investment of less than 25% with respect to its investment in the Company, then a number of these shares shall be delivered to L Capital such that when combined with the value of other shares of the capital stock of the Company owned by L Capital would provide L Capital with an internal rate of return on its investment of 25%.

(8)

Consists of (i) 597.5113 shares of Series B Preferred Stock owned by the Lipman Family Limited Partnership, which are convertible into 5,975,113 shares of Common Stock, (ii) 69.0191 shares of Series B Preferred Stock owned by Andrew Lipman, which are convertible into 690,191 shares of Common Stock, (iii) 24.506 shares of Series B Preferred Stock into which a Series B Preferred

Warrant is currently exercisable (iv) 950,416 shares of Common Stock underlying a Subordinated Debt Financing Warrant and (v) 893,773 shares of Common Stock underlying December 2006 Warrants that are subject to the 4.99% Issuance Limitation. 224.4340 shares of Series B Preferred Stock beneficially owned by the securityholder are subject to certain rights in favor of L Capital as described below. Pursuant to the Laurus Letter Agreement, if a $1,000,000 Senior Subordinated loan made by Laurus to the Company is not repaid by April 22, 2007, then the securityholder will contribute back to the Company, December 2006 Warrants to purchase 833,334 shares of Common Stock. Pursuant to the Share Transfer Agreement, if certain specified events such as a liquidation, sale of substantially all of the assets of the Company or a public offering result in L Capital achieving an internal rate of return on its investment of less than 25% with respect to its investment in the Company, then a number of these shares shall be delivered to L Capital such that when combined with the value of other shares of the capital stock of the Company owned by L Capital would provide L Capital with an internal rate of return on its investment of 25%.

(9)

Consists of Options to purchase 4,108,794 shares of Common Stock, of which 1,540,798 options are currently exercisable, subject to the Authorized Shares Increase, and the remaining 2,567,996 options are unvested.

(10)

Consists of Options to purchase 2,641,368 shares of Common Stock, of which 489,142 options are currently exercisable, subject to the Authorized Shares Increase, and the remaining 2,152,226 options are unvested.

(11)

Consists of Options to purchase 1,173,942 shares of Common Stock, of which 293,486 options are currently exercisable, subject to the Authorized Shares Increase, and the remaining 880,457 options are unvested.

(12)

Consists of Options to purchase 469,577 shares of Common Stock, of which 117,394 options are currently exercisable, subject to the Authorized Shares Increase, and the remaining 352,183 options are unvested.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                    Except as set forth below, none of the Company’s directors or officers, nor any person who beneficially owns, directly or indirectly, 5% of the voting securities of the Company, nor any of the Company’s promoters, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since July 1, 2004 or in any presently proposed transaction which, in either case, has affected, or will materially affect the Company. None of the Company’s directors or officers is indebted to the Company.

General

                    In connection with the formation and capitalization of KAAI, KCO advanced an aggregate of approximately $5.9 million to KAAI. In addition, affiliates of KCO, including Seapine Investments, LLC (“Seapine”), trusts for the benefit of the children of William and Carla Kidd (“Kidd Trusts”), Richard Rakowski, a director and Chief Executive Officer of the Company and Andrew D. Lipman, a director of the Company (all of the foregoing herein collectively “KCO Affiliates”) and other unrelated parties, invested an aggregate of $2.0 million in capital of KAAI and received 2,725 shares of KAAI’s series B preferred stock, 9,288,609 shares of common stock and warrants to acquire 376,384 shares of common stock of KAAI at an exercise price of $.01 per share. All of these securities were exchanged for TrueYou securities in the Share Exchange Agreement. See also “Loans by Klinger Investments” below which describes transactions with such entity, which entity is solely owned by William J. Kidd. See also “Loans by Richard Rakowski” and “Loans by Andrew Lipman” below.

                    In November 2003, in connection with the transactions involving KAAI and L Capital, KCO received a note from KAAI in the sum of $5,905,085 (which represented the amount originally advanced plus interest) and agreed that payment of such note would be based on future performance of KAAI. On December 20, 2005 and in connection with the Share Exchange Agreement, the $7,346,195.53 of principal and interest outstanding under the KCO note was converted into 2,938,478 shares of KAAI common stock ($2.25 per share), which was subsequently converted into 3,571.1976 shares of our Series B Preferred Stock upon the closing of the Share Exchange Agreement.

                    In November 2003, L Capital invested $13,300,000 and received a subordinated convertible promissory note (convertible into 5,966,444 shares of the common stock of KAAI) and entered into a Securityholders Agreement and Registration Rights Agreement with KAAI and KCO. The agreements provide that the KCO Investors and L Capital vote their shares for specified nominees as directors of KAAI and for certain approval rights for specified transactions of KAAI (e.g., significant acquisitions, capital expenditures, material contracts, specified borrowings and others), as well as rights to cause the sale of KAAI. L Capital also entered into a Share Transfer Agreement with the KCO Affiliates and other affiliates of KCO (collectively the “KCO Investors”) whereby certain of the shares of common stock of KAAI owned by the KCO Investors is required to be delivered to L Capital if L Capital does not, upon the sale or liquidation of KAAI, a change of control of KAAI, a public offering of at least $25,000,000 and other events, receive an investment rate of return of 25% on its investment in KAAI (the “L Capital IRR test”).

                    In June 2004, L Capital invested an additional $8.2 million and acquired shares of the series D convertible preferred stock of KAAI and concurrently entered into an amendment to the Share Transfer Agreement with the KCO Investors which increased the number of shares of the common stock of KAAI owned by the KCO Investors which could be delivered to L Capital. Under the revised Share Transfer Agreement described below, an aggregate of 40,853,733 shares of Common Stock of the Company may be delivered to L Capital in the event the L Capital IRR test is not met. The subordinated convertible promissory note and the series D convertible preferred stock were converted into KAAI common stock (at $2.25 per share), which were subsequently converted into 11,322.6643 shares of our Series B Preferred Stock upon the closing of the Share Exchange Agreement on December 20, 2005.

                    Under the Securityholders Agreement, the parties also agreed on restrictions on the transfer of their securities, rights of first offer, tag-along rights as well as preemptive rights. Under the Securityholders Agreement, the KCO Investors have the right, until November 2008, to cause the sale of KAAI, provided that the L Capital IRR test is met; and if not, after November 2008, L Capital has the right to cause the sale of KAAI.

                    On December 20, 2005, the parties amended the Share Transfer Agreement and the Securityholders Agreement. The amended agreements provide that the KCO Investors and L Capital vote their shares for specified nominees as directors of the Company and for certain approval rights for specified transactions of the Company (e.g., significant acquisitions, capital expenditures, material contracts, specified borrowings and others), as well as rights to cause the sale of the Company. On December 20, 2005, L Capital converted its promissory note and its shares of KAAI’s series D preferred stock into shares of common stock of KAAI (at $2.25 per share), which were subsequently converted into 11,322.6643 shares of our Series B Preferred Stock upon the closing of the Share Exchange Agreement. Unpaid and accrued interest on the L Capital note and accrued and unpaid dividends on the shares of KAAI’s series D preferred stock were not paid or converted and remain as outstanding obligations of the Company and bear interest at a rate of 7.5% per annum. To the extent necessary, upon the occurrence of certain events (such as a sale or liquidation of the Company or other event as referred to above), if L Capital does not realize the L Capital IRR test, we might be required to pay a portion or all of such unpaid and accrued interest and dividends to L Capital. The KCO

Investors have also agreed with L Capital, that they will not sell any of their shares of the Company ‘s Series B Preferred Stock and the Company’s Common Stock into which the Series B Preferred Stock are convertible, until such time as L Capital has realized the L Capital IRR test.

L Capital Consulting Services Agreement

                    On November 25, 2003 KAAI entered into a Consulting Services Agreement with L Capital pursuant to which L Capital performed consulting services for KAAI. Under the Agreement, KAAI was required to pay L Capital an annual consulting fee, payable in quarterly installments in arrears, equal to the higher of (a) $445,000 and (b) 1% of our gross revenues plus $20,000 for such year. As of July 1, 2006 and December 20, 2005, there were accrued and unpaid consulting fees to L Capital of approximately $876,841.

                    On December 20, 2005, we terminated the Consulting Agreement with L Capital, and in accordance with this Agreement were obligated to pay all accrued and unpaid consulting fees within one year of termination. On December 19, 2006 a new agreement was signed which deferred this payment until (a) the $25.0 million in principal, along with the related interest of our senior debt issued on July 6, 2006 to Laurus Master Fund Ltd. has been paid, (b) the $10.0 million in principal, along with the related interest of our subordinated debt issued on July 11, 2006 has been paid and (c) the $4.0 million in principal, along with the related interest of senior subordinated debt issued on December 22, 2006. Upon the occurrence of all of the preceding, all accrued management fees will be due and payable.

KCO Advisory Services Agreement

                    On November 25, 2003 KAAI entered into an Advisory Services Agreement with KCO pursuant to which KCO performed advisory services for the Company. Under the Agreement KAAI was required to pay KCO an annual advisory fee, payable in quarterly installments in arrears, equal to the higher of (a) $425,000 and (b) 1% of our gross revenues for such year. As of December 20, 2005, there were accrued and unpaid consulting fees to KCO of approximately $837,433.

                    On December 20, 2005 we terminated the Advisory Agreement with KCO and in accordance with this Agreement were obligated to pay all accrued and unpaid advisory fees within one year of termination. On December 19, 2006 a new agreement was signed which deferred this payment until (a) the $25.0 million in principal, along with the related interest of our senior debt issued on July 6, 2006 to Laurus Master Fund Ltd. has been paid, (b) the $10.0 million in principal, along with the related interest of our subordinated debt issued on July 11, 2006 has been paid and (c) the $4.0 million in principal, along with the related interest of senior subordinated debt issued on December 22, 2006. Upon the occurrence of all of the preceding, all accrued management fees will be due and payable.

Loans by Affiliates of Pequot

                    Affiliates of Pequot, holders of more than 5% of the Common Stock of the Company, hold 7 year warrants with an exercise price of $.01 per share, to purchase an aggregate of 14,654,807 shares of the Common Stock of the Company which warrants were received in connection with the $5,000,000 Subordinated Debt financing on July 11, 2006 and the $4.8 Million Subordinated Debt financing on May 9, 2006 in which such affiliates loaned the Company an aggregate of $2,312,903. Such affiliates also loaned monies to and received securities of KAAI as described in Item 1 of this Report. All of such securities have been converted into securities of TrueYou under the Share Exchange Agreement.

Loans by Klinger Investments

                    Klinger Investments, LLC, an entity owned by William J. Kidd, the spouse of Carla G. Kidd, the sole Manager of Seapine Investments, LLC, a holder of more than 5% of the Common Stock of the Company and a 50% owner of Kidd & Company, LLC, loaned the Company $2,275,269 as part of the July 11, 2006 $5.0

Million Subordinated Debt financing and May 9, 2006 $4.8 Million Subordinated Debt financing and $650,000 in the $4 Million December 22, 2006 Senior Subordinated financing and received 10 year warrants with an exercise price of $.001 per share to purchase an aggregate of 14,416,354 shares of Common Stock and 7 year warrants to purchase an aggregate of 2,904,762 shares of Common Stock. In the event the Laurus $1 Million Senior Subordinated Loan is not repaid by April 22, 2007, warrants to purchase 2,708,374 shares will be returned by Klinger Investments to the Company for cancellation.

Loans by Laurus Master Fund Ltd.

                    Laurus has loaned the Company $25,000,000 as Senior Secured Debt and $1 Million as Senior Subordinated Secured Debt as described in this Report and received 10 year warrants with an exercise price of $.01 per share to purchase a total of 50,885,093 shares of Common Stock and 7 year warrants with an exercise price of $.01 per share to purchase a total of 10,000,000 shares of Common Stock. In addition Laurus is entitled to receive warrants to purchase an additional 8,750,000 shares of Common Stock if the $1,000,000 Senior Subordinated Secured Debt is not repaid by April 22, 2007. If prior to the 14th month anniversary of June 30, 2006, the Company’s obligations to Laurus under the Senior Secured Debt have been reduced to $12,500,000 or less, then warrants to purchase 6,839,394 shares of Common Stock will be automatically cancelled and terminated and if at such time the Company’s obligations have been reduced to zero, then warrants to purchase an additional 6,693,875 shares of Common Stock will also be cancelled.

Loan by Richard Rakowski

                    Richard Rakowski, a Director and Chief Executive Officer of the Company, loaned the Company $850,000 as part of the Senior Subordinated financing on December 22, 2006 and received 7 year warrants with an exercise price of $.001 per share to purchase 3,798,534 shares of Common Stock. In the event the Laurus $1 Million Senior Subordinated Secured Loan is not repaid by April 22, 2007, warrants to purchase 3,541,666 shares of Common Stock will be returned to the Company for cancellation by Mr. Rakowski. Mr. Rakowski has also personally guaranteed certain obligations of the Company.

Loans by Andrew Lipman

                    Andrew D. Lipman, a Director, loaned the Company $150,000 in the July 11, 2006 $5 Million Subordinated Debt Financing and received 10 year warrants with an exercise price of $.001 per share to purchase 950,416 shares of Common Stock and loaned the Company $200,000 in the December 22, 2006 Senior Subordinated financing and received 7 year warrants with an exercise price of $.001 per share to purchase 893,773 shares of Common Stock. In the event the Laurus $1 Million Senior Subordinated Secured Loan is not repaid by April 22, 2007, warrants to purchase 833,334 shares of Common Stock will be returned to the Company for cancellation by Mr. Lipman.

Sephora

                    Sephora, with whom the Company has a strategic relationship, is a subsidiary of LVMH and L Capital. L Capital Management SAS, which manages and represents L Capital, is also a subsidiary of LVMH, and as a result L Capital Management SAS and Sephora are affiliates. The Company’s decision to enter into a contract with Sephora was made independent of its relationship with L Capital. We have recorded $2.7 million in net revenues on a cumulative basis as of July 1, 2006.

Alan Gelband

                    On June 1, 1999, the Company entered into a consulting agreement with Alan Gelband, a former director of the Company. Pursuant to the agreement, Mr. Gelband provides the Company with general management services for a fee of $10,000 per month. This agreement terminated on February 28, 2003. In

July 2004, Mr. Gelband converted the $415,000 consulting fee due him into 4,150,000 shares of the Company’s Common Stock.

                    The Company owed the Alan Gelband Company Defined Contribution Pension Plan & Trust an amount of $250,266. This consisted of a $220,000 loan made to the Company on February 14, 2003 and accrued interest through July 2004 of $30,266. In July 2004 the Company converted this debt into 1,000,000 shares of Common Stock.

                    During 2004, Alan Gelband individually made three separate loans to the Company. These loans, together with interest accrued thereon, were in the aggregate amount of $5,870 as of July 2004. Alan Gelband converted this debt into 58,700 shares of the Company’s Common Stock in July 2004.

                    An amount equal to $41,487.00 in consulting fees was paid to the Alan Gelband Company on November 29, 2005 for consulting services provided by the Alan Gelband Company prior to the Closing of the Share Exchange Agreement and for the establishment of a reserve to pay down certain accounts payable and other miscellaneous expenses of the Company that accrued prior to the closing of the Share Exchange Agreement.

                    Also in July 2004, the Alan Gelband Company Defined Contribution Pension Plan and Trust purchased 1,000 shares of the Company’s Series A Preferred Stock. On December 20, 2005, the 1,000 shares of Series A Preferred Stock was converted into 2,000,000 shares of Common Stock.

The Company’s office, until December 20, 2005, located at 750 Third Avenue, Suite 1600, New York, New York 10017 was provided free of charge by Alan Gelband Co., Inc., an investment banking firm controlled by Mr. Gelband.

Pyle Group

                    On April 23, 2004, the Company executed a note to the Pyle Group for $1.0 million due on April 23, 2007. The note was issued to the Pyle Group as part of the acquisition consideration to purchase Georgette Klinger Inc. The Company is obligated for 5% interest annually through the term of the note. All interest is compounded annually and payable quarterly. As of June 30, 2005, the note was reissued to Judith Pyle in the amount $.5 million and Thomas Pyle in the amount $.5 million, individually under the same terms.

                    The Company has an existing application service provider contract with the Pyle Group. Services include troubleshooting of the Company’s Millennium software program used to record revenue and inventory activity. Fees under the contact are $0.2 million per year.

West Palm Beach Facility Lease

                    The Company leases its West Palm Beach facility from Christal Inc. The majority owner of Christal Inc. was an employee at the West Palm Beach facility. Total rent expense to this related party amounted to $0.3 million for the years ended July 1, 2006 and June 30, 2005.

Other

                    Reference is also made to the agreements and transactions with the management of the Company described in Item 11 of this Report and the compensatory arrangements referred to therein and the information contained in Item 12 of this Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

                    Our independent public accounting firm for the fiscal years ended July 1, 2006 and June 30, 2005 was Amper, Politziner & Mattia, P.C. (“Amper”). Services provided to us by Amper for each of the fiscal years are described below (dollars in thousands).

	2006	2005

Audit fees	$775	$483

Audit-Related fees	151	—

Tax fees	—	—
All other fees	—	—

Total	$926	$483

                    Audit related fees in 2006 include fees related to the restatement and filing of the Form S-1.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statement Schedule:

All schedules have been omitted because they are not applicable, not required or the information is included elsewhere in the Consolidated Financial Statements or Notes thereto.

2.	Exhibits: (see accompanying Exhibit Index included after the signature page of this Report for a list of exhibits filed or furnished with or incorporated by reference in this Report).

SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 5, 2007.

TRUEYOU.COM INC.

Date: February 5, 2007	By:	/S/ Matthew Burris

Matthew Burris
Chief Financial Officer

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on February 5, 2007 on behalf of the Registrant and in the capacities indicated.

99

Signature	Title	Date

/s/ Richard Rakowski	Chairman, Chief Executive Officer	February 5, 2007

Richard Rakowski

/s/ Matthew Burris	Chief Financial Officer	February 5, 2007

Matthew Burris

/s/ Jane Terker	Executive Vice President, Chief Marketing Officer and Director	February 5, 2007

Jane Terker

/s/ Andrew D. Lipman	Director	February 5, 2007

Andrew D. Lipman

/s/ Stephen H. Coltrin	Director	February 5, 2007

Stephen H. Coltrin

	President	February 5, 2007

James O’ Crowley III

	Director	February 5, 2007

Alan Panzer

	Director	February 5, 2007

Alastair J. Clemow

EXHIBIT INDEX

Exhibit No.	Description

2.1	Share Exchange Agreement, dated December 20, 2005 by and among the Company and certain shareholders of KAAI. (1)

3.1	Certificate of Incorporation of the Company. (2)

3.2	Certificate of Amendment to Certificate of Incorporation of the Company, dated April 7, 1999. (2)

3.3	Certificate of Designation of Series A Preferred Stock, dated July 13, 2004. (2)

3.4	Certificate of Designation of Series B Preferred Stock, dated December 20, 2005. (1)

3.5	Certificate of Designation of Series C Preferred Stock, dated December 20, 2005. (1)

3.6	Certificate of Designation of Series D Preferred Stock, dated December 20, 2005. (1)

3.7	By-Laws of the Company (2).

10.1	Form of Subscription Agreement among the holders of KAAI Series G Preferred Stock and KAAI. (1)

10.2	Form of Registration Rights Agreement among KAAI and the holders of KAAI Series G Preferred Stock and the KAAI’s Series H Preferred Stock. (1)

10.3	Form of Common Stock Purchase Warrant among the holders of KAAI Series G Preferred Stock and KAAI Series H Preferred Stock and KAAI. (1)

10.4	Securities Purchase Agreement, dated November 4, 2003, between L Capital and KAAI. (1)

10.5	Amended and Restated Escrow Agreement, dated December 20, 2005, among KAAI, Troutman Sanders LLP and certain shareholders of KAAI. (1)

10.6	Amended and Restated Securityholders Agreement, dated December 20, 2005, among KAAI, L Capital and certain shareholders of KAAI. (1)

10.7	Registration Rights Agreement, dated November 25, 2003, between L Capital and KAAI. (1)

10.8	Subordinated Convertible Promissory Note, dated November 26, 2003, issued by KAAI in favor of L Capital in the principal amount of $13,300,000. (1)

10.9	Consulting Services Agreement, dated November 21, 2003, between KAAI and Johns Hopkins Medicine, acting through Johns Hopkins Health System Corporation and The Johns Hopkins University. (1)

10.10

First Amendment to Consulting Services Agreement, dated March 23, 2005, between KAAI and Johns Hopkins Medicine, acting through Johns Hopkins Health System Corporation and The Johns Hopkins University. (1)

EXHIBIT INDEX

Exhibit No.	Description

10.11	Services and Licensing Agreement, dated December 2004, between KAAI and Johns Hopkins Medicine, acting through Johns Hopkins Health System Corporation and The Johns Hopkins University. (1)

10.12	Retail Alliance Agreement, dated December 2004, between KAAI and Sephora USA, LLC. (1)

10.13	Registration Rights Agreement, dated November 25, 2003, between KAAI and Lord & Foursight, LLC. (1)

10.14	Registration Rights Agreement, dated November 25, 2003, between KAAI and The Robert and Catherine Amoroso Irrevocable Trust. (1)

10.15	Registration Rights Agreement, dated November 25, 2003, between KAAI and Forele Ltd, Inc. (1)

10.16	Asset Purchase Agreement, dated April 23, 2004, among KAAI, Advanced K, LLC, Georgette Klinger, Inc., Thomas F. Pyle, Jr. and Judith D. Pyle. (1)

10.17	Registration Rights Agreement, dated April 23, 2003, between KAAI and Georgette Klinger, Inc. (1)

10.18

Note and Warrant Purchase Agreement, dated March 31, 2004, among KAAI, Anushka PBG Acquisition Sub, LLC, Anushka Boca Acquisition Sub, LLC, Wild Hare Acquisition Sub, LLC, Dischino Corporation, Advanced K, LLC and Technology Investment Capital Corp. (1)

10.19

Promissory Note in the principal amount of $10,000,000, dated March 31, 2004, delivered by KAAI, Anushka PBG Acquisition Sub, LLC, Anushka Boca Acquisition Sub, LLC, Wild Hare Acquisition Sub, LLC, Dischino Corporation and Advanced K, LLC in connection with the Note and Warrant Purchase Agreement dated March 31, 2004 among KAAI, Anushka PBG Acquisition Sub, LLC, Anushka Boca Acquisition Sub, LLC, Wild Hare Acquisition Sub, LLC, Dischino Corporation, Advanced K, LLC and Technology Investment Capital Corp. (1)

10.20

Pledge and Security Agreement, dated March 31, 2004, among Technology Capital Investment Corp., KAAI, Anushka PBG Acquisition Sub, LLC, Anushka Boca Acquisition Sub, LLC, Wild Hare Acquisition Sub, LLC, Dischino Corporation and Advanced K, LLC, et al. (1)

10.21

Guaranty Agreement, dated March 31, 2004, among Technology Capital Investment Corp., KAAI, Anushka PBG Acquisition Sub, LLC, Anushka Boca Acquisition Sub, LLC, Wild Hare Acquisition Sub, LLC, Dischino Corporation and Advanced K, LLC, et al. (1)

10.22	Securityholders Agreement, dated March 31, 2004, between KAAI and Technology Investment Capital Corp. (1)

10.23	Common Stock Purchase Warrant, dated December 20, 2005, between the Company and Technology Investment Capital Corp. (1)

10.24	Registration Rights Agreement, dated March 31, 2004, between KAAI and Technology Investment Capital Corp. (1)

EXHIBIT INDEX

Exhibit No.	Description

10.25

Letter Agreement, dated July 11, 2005, among KAAI, Anushka PBG Acquisition Sub, LLC, Anushka Boca Acquisition Sub, LLC, Wild Hare Acquisition Sub, LLC, Dischino Corporation, Advanced K, LLC and Technology Investment Capital Corp. (1)

10.26	Form of Warrant to Purchase Common Stock of the Company issued to certain stockholders of KAAI. (1)

10.27	Registration Rights Agreement, dated June 30, 2003, between KAAI and each of Jon Lauck, John O’Neil, Steve Kenny, John True and Marissa A. Timm Revocable Trust U/A/D May 20, 1997. (1)

10.28	Registration Rights Agreement, dated June 30, 2003, between KAAI and Cosmo Dischino Living Trust Dated January 9, 2002. (1)

10.29	Employment Agreement, dated January, 1, 2005, between KAAI and Jane Terker. (1)

10.30	Letter Agreement, dated January 9, 2005, between KAAI and John Higgins. (1)

10.31	Letter Agreement, dated June 1, 2005, between KAAI and Carolyn Aversano. (1)

10.32

Limited Waiver and Amendment, dated October 26, 2005, among KAAI, Anushka PBG Acquisition Sub, LLC, Anushka Boca Acquisition Sub, LLC, Wild Hare Acquisition Sub, LLC, Dischino Corporation, Advanced K, LLC and Technology Investment Capital Corp. (1)

10.33

Amendment to Note and Warrant Purchase Agreement, dated November 29, 2005, among KAAI, Anushka PBG Acquisition Sub, LLC, Anushka Boca Acquisition Sub, LLC, Wild Hare Acquisition Sub, LLC, Dischino Corporation, Advanced K, LLC and Technology Investment Capital Corp. (1)

10.34

Limited Waiver and Amendment, dated December 20, 2005, among KAAI, Anushka PBG Acquisition Sub, LLC, Anushka Boca Acquisition Sub, LLC, Wild Hare Acquisition Sub, LLC, Dischino Corporation, Advanced K, LLC and Technology Investment Capital Corp. (1)

10.35	Side Tax Letter, dated December 20, 2005, between KAAI and L Capital. (1)

10.36	Form of Exchange Agreement among the holders of KAAI Series F Preferred Stock and KAAI Series H Preferred Stock. (1)

10.37	Amended and Restated Share Transfer Agreement, dated December 20, 2005, among KAAI and certain shareholders of KAAI. (1)

10.38	Consulting Services Agreement, dated November 25, 2003, between L Capital and KAAI. (1)

10.39	Amendment to Consulting Services Agreement, dated December 20, 2005, between L Capital and KAAI. (1)

10.40	Advisory Services Agreement, dated November 25, 2003, between Kidd & Company, LLC and KAAI. (1)

EXHIBIT INDEX

Exhibit No.	Description

10.41	Amendment to Advisory Services Agreement, dated December 20, 2005, between Kidd & Company, LLC and KAAI. (1)

10.42	Tie-In Letter Agreement, dated December 16, 2005, among KAAI, L Capital and Kidd & Company, LLC. (1)

10.43	Preferred Stock and Warrant Purchase Agreement, dated December 22, 2005, among the Company and the Purchasers signatory thereto. (1)

10.44	Investor Rights Agreement, dated December 22, 2005, among the Company and the Investors signatory thereto. (1)

10.45	Form of Stock Purchase Warrant of the Company. (1)

10.46

Amendment and Consent, dated February 21, 2006, among the Company, KAAI, Anushka PBG Acquisition Sub, LLC, Anushka Boca Acquisition Sub, LLC, Wild Hare Acquisition Sub, LLC, Dischino Corporation, Advanced K, LLC and Technology Investment Capital Corp. (3)

10.47	Consulting Agreement, dated April 4, 2006 between Klinger Advanced Aesthetics, Inc., Mark Potter and Atlantis Laboratories, Inc. (4)

10.48	Formula Agreement, dated April 4, 2006 between Klinger Advanced Aesthetics, Inc., Mark Potter, Atlantis Laboratories, Inc. and JPMorgan Chase Bank, N.A., as Escrow Agent. (4)

10.49	Promissory Note, dated April 4, 2006, issued by Mark Potter and Atlantis Laboratories, Inc. to Klinger Advanced Aesthetics, Inc. (4)

10.50	Deed of Trust, Assignment of Rents and Security Agreement, dated April 4, 2006, between Mark Potter and Donald O. Walsh, as Trustee. (4)

10.51	Construction Loan Agreement, dated April 4, 2006, between Klinger Advanced Aesthetics, Inc., Mark Potter and Atlantis Laboratories, Inc. (4)

10.52	Construction Loan Promissory Note, dated April 4, 2006, issued by Mark Potter and Atlantis Laboratories, Inc. to Klinger Advanced Aesthetics, Inc. (4)

10.53	Construction Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, dated April 4, 2006, between Mark Potter and Donald O. Walsh, as Trustee. (4)

10.54	Employment Agreement dated April 24, 2006 between the Company and Mathew Burris. (5)

10.55

Loan Agreement dated May 9, 2006 between the Company and Pequot Healthcare Fund, L.P., Pequot Healthcare Offshore Fund, Inc., Premium Series PCC Limited - Cell 32, Pequot Diversified Master Fund, Ltd., Pequot Healthcare Institutional Fund, L.P., North Sound Legacy Institutional Fund LLC, North Sound Legacy International Ltd. and Klinger Investments LLC. (6)

EXHIBIT INDEX

Exhibit No.	Description

10.56

Subordinated Promissory Note dated May 9, 2006 issued by the Company to Pequot Healthcare Fund, L.P., Pequot Healthcare Offshore Fund, Inc., Premium Series PCC Limited - Cell 32, Pequot Diversified Master Fund, Ltd., Pequot Healthcare Institutional Fund, L.P., North Sound Legacy Institutional Fund LLC, North Sound Legacy International Ltd. and Klinger Investments LLC. (6)

10.57

Consent and Amendment dated May 9, 2006 between the Company, Klinger Advanced Aesthetics, Inc., Anushka PBG Acquisition Sub, LLC, Anushka Boca Acquisition Sub, LLC, Wild Hare Acquisition Sub, LLC, DiSchino Corporation, and Technology Investment Capital Corp. (6)

10.58

Subordination Agreement dated May 9, 2006 between the Company, Klinger Advanced Aesthetics, Inc., Advanced Aesthetics Sub, Inc., Advanced Aesthetics, LLC, Klinger Advanced Aesthetics, LLC, Anushka PBG, LLC, Anushka Boca, LLC, Wild Hare, LLC, DiSchino Corporation, Anushka PBG Acquisition Sub, LLC, Anushka Boca Acquisition Sub, LLC, Wild Hare Acquisition Sub, LLC, Pequot Healthcare Fund, L.P., Pequot Healthcare Offshore Fund, Inc., Premium Series PCC Limited – Cell 32, Pequot Diversified Master Fund, Ltd., Pequot Healthcare Institutional Fund, L.P., North Sound Legacy Institutional Fund LLC, North Sound Legacy International Ltd., Klinger Investments LLC and Technology Investment Capital Corp. (6)

10.59	Separation Agreement and Mutual Release dated June 1, 2006 between the Company and John Higgins. (7)

10.60	Securities Purchase Agreement dated as of June 30, 2006, by and between the Company and Laurus Master Fund, Ltd. (8)

10.61	Secured Term Note dated as of June 30, 2006, issued by the Company to Laurus Master Fund, Ltd. (8)

10.62	The Company and Certain of its Subsidiaries Master Security Agreement dated June 30, 2006 in favor of Laurus Master Fund, Ltd. (8)

10.63

Stock Pledge Agreement dated as of June 30, 2006, among Laurus Master Fund, Ltd., the Company, Klinger Advanced Aesthetics, Inc., Advanced Aesthetics Sub, Inc., Advanced Aesthetics, LLC, Anushka PBG, LLC, Anushka Boca, LLC and Wild Hare, LLC. (8)

10.64

Intellectual Property Security Agreement dated as of June 30, 2006, by the Company, Klinger Advanced Aesthetics, Inc., Klinger Advanced Aesthetics, Inc., Klinger Advanced Aesthetics, LLC and Advanced Aesthetics, LLC, in favor of Laurus Master Fund, Ltd. (8)

10.65

Subsidiary Guarantee dated June 30, 2006, by Klinger Advanced Aesthetics, Inc., Advanced Aesthetics Sub, Inc., Advanced Aesthetics, LLC, Klinger Advanced Aesthetics, LLC, Anushka PBG, LLC, Anushka Boca, LLC, Wild Hare, LLC, Dischino Corporation, Anushka PGA Acquisition Sub, LLC, Anushka Boca Acquisition Sub, LLC and Wild Hare Acquisition Sub, LLC in favor of Laurus Master Fund, Ltd. (8)

EXHIBIT INDEX

Exhibit No.	Description

10.66	Registration Rights Agreement dated as of June 30, 2006, by and between the Company and Laurus Master Fund, Ltd. (8)

10.67	Common Stock Purchase Warrant issued by the Company to Laurus Master Fund, Ltd. (8)

10.68	Common Stock Purchase Warrant issued by the Company to Laurus Master Fund, Ltd. (8)

10.69	Common Stock Purchase Warrant issued by the Company to Laurus Master Fund, Ltd. (8)

10.70	Letter Agreement dated June 30, 2006, between the Company and Laurus Master Fund Ltd in connection with the Warrants. (8)

10.71

Amended and Restated Loan Agreement dated as of July 11, 2006, by and among TrueYou.Com, Inc. and Klinger Investments LLC, Pequot Healthcare Fund, L.P., Pequot Healthcare Offshore Fund, Inc., Premium Series PCC Limited — Cell 32, Pequot Diversified Master Fund, Ltd., Pequot Healthcare Institutional Fund, L.P., North Sound Legacy Institutional Fund LLC, and North Sound Legacy International Ltd. (10)

10.72

Loan Agreement dated as of July 11, 2006, by and among TrueYou.Com, Inc. and Klinger Investments LLC, Pequot Healthcare Fund, L.P., Pequot Healthcare Offshore Fund, Inc., Premium Series PCC Limited - Cell 32, Pequot Diversified Master Fund, Ltd., Pequot Healthcare Institutional Fund, L.P., North Sound Legacy Institutional Fund LLC, North Sound Legacy International Ltd., Technology Investment Capital Corp., Andrew D. Lipman and Jon Lauck. (10)

10.73

Amended and Restated Subordinated Promissory Note dated July 11, 2006, issued by TrueYou.Com, Inc. to Klinger Investments LLC, Pequot Healthcare Fund, L.P., Pequot Healthcare Offshore Fund, Inc., Premium Series PCC Limited - Cell 32, Pequot Diversified Master Fund, Ltd., Pequot Healthcare Institutional Fund, L.P., North Sound Legacy Institutional Fund LLC and North Sound Legacy International Ltd. (10)

10.74

Subordinated Promissory Note dated July 11, 2006, issued by TrueYou.Com, Inc. to and Klinger Investments LLC, Pequot Healthcare Fund, L.P., Pequot Healthcare Offshore Fund, Inc., Premium Series PCC Limited - Cell 32, Pequot Diversified Master Fund, Ltd., Pequot Healthcare Institutional Fund, L.P., North Sound Legacy Institutional Fund LLC, North Sound Legacy International Ltd., Technology Investment Capital Corp., Andrew D. Lipman and Jon Lauck. (10)

10.75

Subordination Agreement dated as of July 11, 2006, by and among Klinger Investments LLC, Pequot Healthcare Fund, L.P., Pequot Healthcare Offshore Fund, Inc., Premium Series PCC Limited - Cell 32, Pequot Diversified Master Fund, Ltd., Pequot Healthcare Institutional Fund, L.P., North Sound Legacy Institutional Fund LLC, North Sound Legacy International Ltd., Technology Investment Capital Corp., Andrew D. Lipman and Jon Lauck and Laurus Master Fund, Ltd, and acknowledged and agreed to by TrueYou.Com, Inc. (10)

EXHIBIT INDEX

Exhibit No.	Description

10.76

Form of Common Stock Purchase Warrant issued by TrueYou.Com, Inc to each of Klinger Investments LLC, Pequot Healthcare Fund, L.P., Pequot Healthcare Offshore Fund, Inc., Premium Series PCC Limited - Cell 32, Pequot Diversified Master Fund, Ltd., Pequot Healthcare Institutional Fund, L.P., North Sound Legacy Institutional Fund LLC, North Sound Legacy International Ltd., Technology Investment Capital Corp., Andrew D. Lipman and Jon Lauck. (10)

10.77

Form of Letter Agreement between TrueYou.Com, Inc. and Klinger Investments LLC, Pequot Healthcare Fund, L.P., Pequot Healthcare Offshore Fund, Inc., Premium Series PCC Limited - Cell 32, Pequot Diversified Master Fund, Ltd., Pequot Healthcare Institutional Fund, L.P., North Sound Legacy Institutional Fund LLC, North Sound Legacy International Ltd., Technology Investment Capital Corp., Andrew D. Lipman and Jon Lauck, in connection with the warrants. (10)

10.78	Letter of Intent dated September 12, 2006, between the Company and Nouvisage Corp. (11)

10.79	The TrueYou.Com Inc. 2006 Stock Incentive Plan. (12)

10.80	Subordinated Securities Purchase Agreement dated December 22, 2006 between the Company and Laurus Master Fund, Ltd. (14)

10.81

Subordination Agreement dated December 22, 2006, by and among Klinger Investments LLC, Pequot Healthcare Fund, L.P., Pequot Healthcare Offshore Fund, Inc., Premium Series PCC Limited - Cell 32, Pequot Diversified Master Fund, Ltd., Pequot Healthcare Institutional Fund, L.P., North Sound Legacy Institutional Fund LLC, North Sound Legacy International Ltd., Technology Investment Capital Corp., Jon Lauck, Vicis Capital Master Fund LLC, Klinger Investments LLC, Andrew D. Lipman, Richard Rakowski, Gerard DeBiasi, James Benedict, Dan Richardson, Amal Devani, CSFN I LLC, John Brugmann and Laurus Master Fund, Ltd. (14)

10.82	Subordinated Secured Term Note dated December 22, 2006 issued by the Company to Laurus Master Fund, Ltd. (14)

10.83

Reaffirmation, Ratification and Amendment Agreement dated December 22, 2006 by and between the Company, Klinger Advanced Aesthetics, Inc., Advanced Aesthetics Sub, Inc., Advanced Aesthetics, LLC, Klinger Advanced Aesthetics, LLC, Anushka PBG, LLC, Anushka Boca LLC, Wild Hare LLC, Dischino Corporation, Anushka PBG Acquisition Sub, LLC, Anushka Boca Sub, LLC, Wild Hare Acquisition Sub LLC and Laurus Master Fund, Ltd. (14)

10.84	Amended and Restated Registration Rights Agreement dated December 22, 2006, by and between TrueYou.com Inc. and Laurus Master Fund, Ltd. (14)

10.85	Letter Agreement dated December 22, 2006 between the Company and Laurus Master Fund, Ltd. (14)

10.86	Common Stock Purchase Warrant dated December 22, 2006 issued by TrueYou.com Inc. to Laurus Master Fund, Ltd. (14)

EXHIBIT INDEX

Exhibit No.	Description

10.87

Loan Agreement dated December 22, 2006 among the Company and Vicis Capital Master Fund LLC, Klinger Investments LLC, Andrew D. Lipman, Richard Rakowski, Gerard DeBiasi, James Benedict, Dan Richardson, Amal Devani, CSFN I LLC and John Brugmann. (14)

10.88

Registration Rights Agreement dated December 22, 2006 among the Company and Vicis Capital Master Fund LLC, Klinger Investments LLC, Andrew D. Lipman, Richard Rakowski, Gerard DeBiasi, James Benedict, Dan Richardson, Amal Devani, CSFN I LLC and John Brugmann. (14)

10.89

Senior Subordinated Lenders Side Warrant Letter dated December 22, 2006 among the Company, Klinger Investments LLC, Vicis Capital Master Fund LLC, Andrew D. Lipman, Richard Rakowski, Gerard DeBiasi, James Benedict, Dan Richardson, Amal Devani, CSFN I LLC and John Brugmann. (14)

10.90

Senior Subordinated Promissory Note dated December 22, 2006 issued by the Company to Vicis Capital Master Fund LLC, Klinger Investments LLC, Andrew D. Lipman, Richard Rakowski, Gerard DeBiasi, James Benedict, Dan Richardson, Amal Devani, CSFN I LLC and John Brugmann. (14)

10.91

Form of Common Stock Purchase Warrant dated December 22, 2006 issued by TrueYou.Com, Inc to each of Vicis Capital Master Fund LLC, Klinger Investments LLC, Andrew D. Lipman, Richard Rakowski, Gerard DeBiasi, James Benedict, Dan Richardson, Amal Devani. and John Brugmann. (14)

10.92

Amendment and Consent, dated February 21, 2006, among the Company, KAAI, Anushka PBG Acquisition Sub, LLC, Anushka Boca Acquisition Sub, LLC, Wild Hare Acquisition Sub, LLC, Dischino Corporation, Advanced K, LLC and Technology Investment Capital Corp. (3)

10.93

Senior Subordinated Security Agreement dated as of December 22, 2006 issued by the Company and each of its subsidiaries to Vicis Capital Master Fund LLC, Klinger Investments LLC, Andrew D. Lipman, Richard Rakowski, Gerard DeBiasi, James Benedict, Dan Richardson, Amal Devani, CSFN I LLC and John Brugmann (14)

10.94	Letter Agreement dated December 20, 2006 with Pequoi Master Fund LP and affiliates re Amendment of Registration Rights Agreement (14)

14	Code of Ethics. (2)

16.01	Letter from Livingston, Wachtell & Co., LLP dated February 16, 2006. (13)

21	List of subsidiaries of the Company. (1)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a). (14)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a). (14)

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code. (14)

32.1	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code. (14)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on December 23, 2005.

(2)	Incorporated by reference to the Company’s initial filing of Form 10-SB, filed with the Commission on February 10, 2005.

(3)	Incorporated by reference to the Company’s Quarterly Report with the Commission on Form 10-Q filed on February 21, 2006.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 21, 2006.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 27, 2006.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2006.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 6, 2006.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 6, 2006.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 12, 2006.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 17, 2006.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2006.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2006.

(14)	Filed herewith.