Form 10-Q
period 2006-09-30
TRUEYOU.COM
filed 2007-04-16
CIK 1316924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

TrueYou.Com Inc.
(Exact name of registrant as specified in its charter)

Delaware	000-51158	13-4024017
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

Building No. 501, Fifth Floor 7 Corporate Park, Norwalk, CT	06851
(Address of principal executive offices)	(Zip Code)

(203)295-2121
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock, par value $0.001 per share, outstanding as of April 10, 2007 was 16,756,438.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TrueYou.Com Inc.
Condensed Consolidated Balance Sheets

	As of

	September 30,	July 1,

In thousands, except share and per share amounts	2006	2006

	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$3,340	$189
Restricted cash, current portion	1,609	1,602
Accounts receivable, net	568	137
Inventories, net	2,533	2,214
Other current assets	2,807	1,009

Total current assets	10,857	5,151

Property and equipment, net	12,950	12,981
Other assets	907	855
Deferred financing costs, net	1,150	242
Restricted cash, non-current portion	773	845
Goodwill	18,072	18,072
Other intangibles, net	4,565	5,025

Total assets	$49,274	$43,171

Liabilities and Shareholders’ deficit:

Liabilities:
Current liabilities:
Accounts payable	$3,096	$7,984
Accrued expenses and other current liabilities	19,052	16,449
Deferred revenue	8,340	8,273
Current portion of long term debt (net of debt discount of $16.3 million as of September 30, 2006)	19,778	5,839
Senior Debt Current (net of debt discount of $0.9 million as of July 1, 2006)	—	9,146

Total current liabilities	50,266	47,691
Convertible securities	173,899	197,565
Other long term liabilities	12,748	7,829

Total liabilities	236,913	253,085

Commitments and contingencies
Shareholders’ deficit:
Common stock, par value $0.001, authorized 20,000,000; issued and outstanding 14,995,513	15	15

Additional paid-in capital	2,961	4,347

Accumulated deficit	(190,615)	(214,276)

Total shareholders’ deficit	(187,639)	(209,914)

Total liabilities and shareholders’ deficit	$49,274	$43,171

The accompanying notes are an integral part of the condensed consolidated financial statements

TrueYou.Com Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
In thousands, except share and per share amounts	September 30, 2006	October 1, 2005
Revenues:
Service	$4,648	$5,863
Retail and wholesale products	2,614	1,902

Total Revenue	7,262	7,765

Cost of Revenue:
Service	2,919	3,388
Retail and wholesale products	1,064	788

Total Cost of Revenue	3,983	4,176

Gross margin	3,279	3,589

Stock based compensation expense	4,181	—
Selling, general and administrative expenses - other	10,967	7,972
Depreciation and amortization	1,166	1,109

Total operating expenses	16,314	9,081

Operating loss	(13,035)	(5,492)

Other Expense (Income):
Interest expense, net	2,678	1,101
Registration rights penalties	1,162	—
Unrealized (gain) on convertible securities	(40,536)	—

Income (loss) before income tax provision	23,661	(6,593)

Income tax provision	—	—

Net income (loss)	23,661	(6,593)

Dividends on preferred stock	382	464

Net income (loss) applicable to common shareholders	$23,279	$(7,057)

Basic and diluted income (loss) per common share:	$1.55	$(0.47)

Weighted average common shares outstanding, basic and diluted	14,995,513	14,995,513

The accompanying notes are an integral part of the condensed consolidated financial statements

TrueYou.Com Inc.
Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended

In thousands	September 30, 2006	October 1, 2005

Cash flows from operating activities:
Net income (loss)	$23,661	$(6,593)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,166	1,109
Loss on disposals	171	—
Amortization of deferred financing costs	77	22
Amortization of debt discount	609	—
Stock based compensation expense	4,181	—
Non-cash interest expense	1,447	135
Unrealized gain on convertible securities	(40,536)	—
Changes in operating assets and liabilities:
Inventories	(319)	103
Accounts receivable	(431)	18
Other current assets	(2,081)	(215)
Other assets	(52)	24
Accounts payable	(4,888)	2,151
Accrued expenses and other current liabilities	1,869	(727)
Deferred revenue	67	(20)
Other long term liabilities	(265)	(180)

Net cash used in operating activities	(15,324)	(4,173)
Cash flows from investing activities:
Capital expenditures	(846)	(572)
Purchase of intangible asset	—	(71)

Net cash used in investing activities	(846)	(643)
Cash flows provided by financing activities:
Cash overdraft	—	(163)
Restricted cash	65	(114)
Proceeds of issuance of debt	28,450	—
Repayment of long term debt	(8,250)	(900)
Loan fees	(944)	—
Proceeds of issuance of KAAI Series G Preferred stock	—	10,058
Proceeds of issuance of KAAI Series H Preferred stock	—	4,754

Net cash provided by financing activities	19,321	13,635

Net increase in cash and cash equivalents	3,151	8,819
Cash and cash equivalents - beginning of period	189	173

Cash and cash equivalents - end of period	$3,340	$8,992

Supplemental cash flow information
Non-cash financing activities:
Preferred stock dividends, net of preferred stock forfeitures	$382	$463
Beneficial conversion feature on preferred stock	—	1,535
Converted senior debt to subordinated debt	1,750	—
Warrants issued with debt	16,870	—

The accompanying notes are an integral part of the condensed consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Unless otherwise indicated: references in these Notes to “TrueYou” refer to TrueYou.Com Inc.; references to “KAAI” refer to Klinger Advanced Aesthetics, Inc. and its consolidated subsidiaries; references to the “Company,” refer to TrueYou.Com Inc. and its consolidated subsidiaries (including KAAI); and the terms “fiscal quarter” and “three months” in this Quarterly Report on Form 10-Q refer to the quarter ended September 30, 2006.

1. Basis of Presentation

          The Company offers both cosmetic services and medical procedures to customers under one delivery system and combines them with salon and spa services together under a single brand, giving clients access to top service providers, unique treatments and predictable results in a state of the art environment. The Company has developed a skin care line of products called Cosmedicine which is being distributed through Sephora USA, Inc. stores and the Company’s own facilities. The Company is the owner of the Cosmedicine trademark. The Company co-brands its trade name with the trade names of the salons and spas that it has acquired. The Company’s salons and spas share certain corporate resources such as senior management and administrative services. As of March 30, 2007, the Company had 501 employees.

          The consolidated financial statements presented herein pertain to the Company and its subsidiaries (including KAAI) on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company considers that it operates in one segment for spa and salon domestic operations.

          The accompanying condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation and should be read in conjunction with the Company’s audited consolidated financial statements and related footnotes thereto for the fiscal year ended July 1, 2006 included in the Company’s Annual Report on Form 10-K filed with the Commission on February 6, 2007.

          Beginning in fiscal year 2006, the Company began following the standard fiscal year of the retail industry, which is a 52 or 53 week period, with the end of a period being the closest Saturday to the end of a month.

          Going Concern Disclosure: The accompanying financial statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has experienced operating losses and negative cash flow from operations. As of September 30, 2006, the Company had an accumulated deficit of $190.6 million and a working capital deficiency of $39.4 million. Included in the Company’s net deficit at September 30, 2006 is the remeasurement of convertible securities which resulted in a cumulative liability in the amount $92.1 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is ultimately dependent on its ability to increase sales and reduce expenses to a level that will allow it to operate profitably and sustain positive operating cash flows and raise additional capital. There have been no adjustments to the financial statements to reflect the outcome of this uncertainty. The Company has had several recent financings, with the most recent being completed on March 27, 2007. But these financings are not sufficient to sustain operations and additional capital will be required. Management plans include raising additional capital. However, there can be no assurance that the Company will be able to secure sufficient cash inflows to enable the Company to continue its operations.

2. Summary of Significant Accounting Policies

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

Revenue Recognition

          The Company records revenue based on the following types of product and service offerings:

•

Company run stores, medical, and internet sales - revenue is recognized for services rendered or products sold at the time when the service is performed or the item sold. When a gift card is purchased for a future service or product, the value of the card is recorded as a liability. In the past, we offered paper gift cards. For these paper cards, the entire liability remains on the balance sheet until the earlier of redemption or 36 months, for non-escheatable states. It is our historical experience that the likelihood of redemption after 36 months is remote. After 36 months, 80% of the remaining liability is relieved and recorded as other income. After 48 months, any remaining 10% of the liability is relieved and recorded as other income. After 60 months, the last 10% of the remaining liability is relieved and recorded as other income. For escheatable states, the liability remains on the books until escheatment. Currently the only type of gift cards offered are electronic cards. For electronic cards, the entire liability remains on the books for the first year, less any redemptions. After the first year, the liability is reduced by five dollars per month as an inactivity fee and recorded to other income.

•

Cosmedicine sales to Sephora – revenue is recognized as sales are made to Sephora. At the end of each quarter, an accrual is made for anticipated returns due to damages, store testers, and product with limited remaining code life.

Cash and Cash Equivalents

          Cash and cash equivalents consist of cash and investments with maturities of ninety days or less.

Restricted Cash

          Restricted cash represents an escrow account for prefunded interest on senior debt and certificates of deposit to collateralize leases. The Company categorizes the restricted cash as current or long term based on the date the restriction is expected to lapse.

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

Measurement of Impairment of Long-Lived Assets and Intangible Assets Subject to Amortization

          When events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets, the Company records impairment losses with respect to those assets.

          The impairment charge is determined based upon the amount by which the net book value of the assets exceeds their estimated fair value. In determining the fair value of the assets, the Company considers market trends, published values for similar assets, recent transactions involving sales of similar assets or quotes from third party appraisers. In making these determinations, the Company also uses certain assumptions, including, but not limited to, the estimated discounted future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in the Company’s operations and estimated residual values.

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

Income (Loss) Per Share

          Basic income (loss) per share represents the net income (loss) applicable to Common Shareholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted income (loss) per share represents the net loss applicable to Common Shareholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive securities that were outstanding during the period. Potential dilutive common stock equivalents for the three months ended September 30, 2006 consist of those related to: convertible preferred stock of 446.6 million, warrants 130.4 million, stock options 38.6 million, and registration rights 7.6 million. These common stock equivalents were not considered to be dilutive as there were not sufficient authorized shares to issue common stock. For the three months ended October 1, 2005, the impact of any convertible securities would be anti-dilutive due to either losses incurred during the period or out-of-the-money options and are not included in the diluted loss per share calculation.

Software Development Costs

          The Company incurs costs for the development of its Klinger 360° Best Practices Aesthetics System ™ (the “K360”), which is a comprehensive software and hardware practice management system that facilitates the delivery of evidenced based “best practices” aesthetic services that is to be sold, leased, or licensed to third parties in the future. All software development costs have been appropriately accounted for in accordance with SFAS 86 Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. All costs are expensed as incurred as technological feasibility has not yet been established.

Disclosures about Fair Value of Financial Instruments

          The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

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

          In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This guidance becomes effective for the first reporting period beginning after November 15, 2007. The Company is assessing the impact of the adoption of SFAS 157 on its consolidated financial statements.

          In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This guidance is effective as of the end of the fiscal year for years ending after December 15, 2006. We believe the impact of the adoption of SFAS 158 will not be significant to the Company’s consolidated financial statements.

3. Property and Equipment, net

          Following are the components of property and equipment included in the Consolidated Balance Sheets as of September 30, 2006 and July 1, 2006:

(Dollars in thousands)	September 30, 2006	July 1, 2006

Furniture and fixtures	$2,883	$2,337
Machinery and equipment	3,324	3,078
Leasehold improvements	11,144	11,261
Capital lease assets	439	439

Total property and equipment	17,790	17,115

Accumulated depreciation and amortization	(4,840)	(4,134)

Total property and equipment, net	$12,950	$12,981

          Depreciation expense for the three months ended September 30, 2006 and October 1, 2005 was $0.7 and $0.5 million, respectively.

4. Accrued Expenses and Other Current Liabilities

          The table below sets forth the Company’s accrued expenses and other current liabilities as of September 30, 2006 and October 1, 2005.

(Amounts in thousands)	September, 2006	July 1, 2006

Accrued interest	$3,087	$2,735
Accrued dividends	2,856	2,474
Accrued management Fees	1,714	1,714
Due to Johns Hopkins – consulting fees	1,512	1,300

Accrued registration penalties (a)	2,709	1,547

Payroll, benefits and other	7,174	6,679

Total Accrued Expenses and Other Current Liabilities	$19,052	$16,449

(a) – Registration Rights Penalties

          On September 1, 2005, KAAI entered into an agreement with various stockholders regarding the registration of the shares of common stock underlying the securities they had acquired from KAAI. The agreement, which was assumed by the Company in connection with the Share Exchange Agreement, included an obligation to file a resale registration statement covering the shares by February 18, 2006, which was 60 days after the closing date of the Share Exchange Agreement (the “Filing Date”). The Company did meet this requirement as it filed a Registration Statement on Form S-1 on January 24, 2006. In addition, the agreement required that the registration statement be declared effective by June 3, 2006 (105 days after the Filing Date), which the Company did not meet. Failure under either of the obligations under the original agreement required a cash payment. On December 20, 2006, an amendment to the agreement was signed which required the payment of damages through the issuance of warrants to purchase shares of Company Common Stock, at an exercise price of $0.001 per share. The number of Common Stock warrants to be issued for each period is calculated by dividing the liquidated damages of 1% of the aggregate purchase price paid by such stockholder for each 30-day period or pro rata portion, to the holders, by the higher of (A) the average closing trading price of the Common Stock during the 30-day period immediately before the last day of the relevant period and (B) $0.211254. The shareholders may also elect to receive a portion of the damages in cash.

          On December 22, 2005, the Company entered into an agreement with certain stockholders regarding the registration of the shares of common stock underlying the securities they had acquired from the Company. The agreement included an obligation to file a resale registration statement covering the shares by January 21, 2006 which was 30 days after the December 22, 2005 closing date of the sale of securities to such stockholders. Due to the fact that the Company did not meet this requirement, it is subject to a one-time penalty of 3% of the aggregate purchase price paid by such stockholders. In addition, the agreement required the Company to put into effect the planned authorized share increase, which would increase the number of authorized shares of Common Stock that the Company is authorized to issue from 20,000,000 to 60,000,000 (“Authorized Share Increase) by May 1, 2006 which was 130 days after the closing date of the sale of securities to such stockholders. Due to the fact that the Company did not meet this requirement it may be subject to a one time penalty of 3% of the aggregate purchase price paid by such stockholders and ongoing monthly charges of 1.5% of the aggregate purchase price paid by such stockholders for each 30-day period or pro rata portion. Failure under either of the obligations requires a cash payment.

          Due to the fact that the Company did not meet the effective date requirement by June 3, 2006 or the Authorized Share Increase requirement, a non-operating charge has been recorded for the combined estimated penalties of $1.2 million during the three months ended September 30, 2006. This includes monthly charges of $0.4 million per month. There is no maximum included in the agreement and penalties will continue to accrue for each agreement until the Company is able to achieve compliance. The cumulative obligation of $2.7 million represents the aggregate registration penalties payable through September 30, 2006 and is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

5. Long-Term Debt and Other Long Term Liabilities

          The Company’s long-term debt and other long-term liabilities as of September 30, 2006 and July 1, 2006 consist of the following:

			Amounts Outstanding
(Dollars in thousands)	Maturity Dates	Interest Rate %	September 30, 2006	July 1, 2006

Senior debt (a)	3/31/2009	12%	$—	$9,146

Senior debt (b)	6/30/2010	Prime + 2%	15,249	—
Subordinated debt (c)	7/1/2010	12%	3,529	4,839

Other long term debt

Note payable	Varies	5%	1,000	1,000

Other long term liabilities

Long term licensing obligation	12/1/2008	6%	3,818	3,818
Deferred construction allowance			125	130
Capital lease obligations	Varies	6%	346	393

Deferred Liability - Sephora			5,000	5,000

Stock base awards			5,185	—

Convertible Securities			173,899	197,565

Total			208,151	221,891

Less current portion and amount included in other current liabilities			21,504	16,497

Long-term portion			$186,647	$205,394

(a) - Senior Debt - TICC

          On April 1, 2004, the Company borrowed $10.0 million from Technology Investment Capital Corp (“TICC”) under a 12% senior note due on March 31, 2009. The proceeds were used to finance the Georgette Klinger acquisition and for general working capital purposes. As part of the agreement, $2.4 million of interest expense was pre-funded and placed into an escrow account for the purpose of paying the first two years of interest expense on the note. In addition, 618,789 warrants with an exercise price of $.01 were issued in conjunction with the note. These warrants contain anti-dilution provisions in the event that the Company issues more equity in the future below a specified price. As of July 1, 2006 this note carried a debt discount of $0.9 million. The debt discount was attributable to the value associated with the detachable warrants issued in conjunction with the Senior Debt.

          The senior note agreement contained covenants, including limitations on incurrence of debt, granting of liens, capital expenditures, mergers and consolidations. In addition, the Company could not exceed specified fixed charge coverage, total debt-to-profit, senior debt-to-profit and debt-to-equity ratios. These covenants applied in some cases to the unit level operations and in other cases to the consolidated operations, all effective for periods subsequent to June 30, 2004. As of June 30, 2006, the Company was not in

compliance with certain of these covenants. On June 30, 2006, the Company obtained a covenant compliance waiver and amendment under the senior debt agreement with TICC. The Company obtained a waiver for the Consolidated Senior Debt to Consolidated EBITDA ratio covenant test for all periods through March 31, 2007. In addition, the Company obtained amended covenants for the Unit EBITDAR, Unit Fixed Coverage Ratio and minimum cash required covenant tests.

          On July 6, 2006 the Company repaid the senior debt with proceeds from a financing it completed with Laurus Master Fund, Ltd. (“Laurus”). As a result of the early repayment of the debt, the unamortized discount of $0.9 million and unamortized financing costs of $0.2 million were written off and recorded as interest expense upon repayment in the three months ended September 30, 2006.

(b) - Senior Debt - Laurus

          On July 6, 2006, the Company closed on a financing and issued to Laurus a Secured Term Note in the aggregate principal amount of $25.0 million (the “Laurus Note”) and issued to Laurus series A warrants, series B warrants and series C warrants to purchase up to 37,351,824 shares, 6,839,394 shares and 6,693,875 shares, respectively, of its common stock.

          The Company placed $2.5 million (the “Interest Amount”) of the proceeds in a restricted account to be utilized to pre-fund interest for the first year of the Laurus Note. Closing costs of $0.9 million were incurred by the Company relating to this debt. These costs were recorded as deferred financing costs and will be amortized to interest expense over the term of the note using straight-line amortization. The balance of $21.6 was placed into a restricted cash account which was released on July 11, 2006 when the Company satisfied the conditions associated with the Laurus Note. The Company used $8.3 to pay off the existing senior debt held by TICC and an additional $0.1 million representing unpaid interest and other costs owed to TICC. The remaining $1.7 million of principal outstanding on the senior debt to TICC was converted as a part of the $5.2 million subordinated loan discussed below. Also in conjunction with the payoff of the senior debt and all related interest and fees was the release of $1.6 million of restricted cash previously held for interest payments. The restriction on the funds was removed in January 2007.

          The Laurus Note matures on June 30, 2010 and interest accrues at a rate per annum equal to the “prime rate,” plus two percent (2%) per annum, payable monthly, in arrears, and commenced on August 1, 2006. These payments are approximately $0.2 million per month. Commencing on August 1, 2007, the Company will make monthly principal payments to Laurus in an amount equal to $0.4 million together with any accrued and unpaid interest on such portion of the outstanding principal amount plus any and all other unpaid amounts which are then owing under the Note. The Company’s payment obligations are guaranteed by the Company’s subsidiaries and are secured by all of the Company’s and such subsidiaries’ assets.

          The Company calculated a debt discount attributable to the value of these warrants of $10.3 million, which will be amortized over the term of the Note using the effective interest method (see Note 8 for a discussion of assumptions used to value the warrants). As of September 30, 2006, this Note carried a debt discount of $9.8 million. For the three months ended September 30, 2006, the Company recorded interest expense of $0.6 million related to the amortization of the debt discount. The warrants have a 10-year term and an exercise price equal to $0.01 per share, or in certain circumstances, may be exercised on a cashless basis. If, prior to the fourteenth month anniversary of June 30, 2006, (i) the Company’s obligations under the Note have been reduced to $12.5 million or less, then the series B warrants will automatically be cancelled and terminated; and (ii) the Company’s obligations under the Note have been reduced to zero, then the series C warrants will automatically be cancelled and terminated. The Company is obligated to file a registration statement with the Securities and Exchange Commission covering the resale of the shares underlying the warrants.

          The Company has also agreed to use its best efforts to amend its certificate of incorporation to increase the number of authorized shares of its Common Stock to such number as shall be sufficient to permit the exercise in full of the warrants. If Laurus notifies the Company at any time prior to the effective date of such amendment that it desires to exercise the warrants prior to such effective date, the Company will promptly issue, in exchange for the warrants, substitute warrants exercisable to purchase that number of shares of its series B convertible preferred stock that are, upon effecting the Authorized Share Increase immediately convertible into the number of shares of our Common Stock that would then have been issuable upon exercise of the warrants in full if its certificate of incorporation had then provided for sufficient authorized shares of its Common Stock to satisfy such exercise, and otherwise containing substantially the same terms and provisions as the warrants.

          On March 8, 2007, Laurus sent the Company a notice of Default relating to the $25.0 million Note and also the $1.0 million bridge loan obtained subsequent to quarter-end (see Subsequent Events Note 10). As a result of this default, the Company has classified all its remaining debt as current as of September 30, 2006, in its Consolidated Balance Sheet.

(c) - Subordinated Debt

$4.8 Million Subordinated Loan

          On May 9, 2006, the Company entered into a Loan Agreement with certain of its existing shareholders, pursuant to which the Lenders loaned the Company $4,838,710 to be used by the Company for capital expenditures and general working capital. Unamortized closing costs relating to this loan were $0.3 million as of September 30, 2006 and July 1, 2006 and are included in Deferred financing costs, net on the Condensed Consolidated Balance Sheet. Pursuant to a Subordination Agreement dated May 9, 2006 with the Lenders and TICC, the Loan was subordinated to the Company’s then existing senior indebtedness to TICC under the Note and Warrant Purchase Agreement, dated March 31, 2004, as amended.

          On July 11, 2006, the Company entered into a amended and restated loan agreement (the “Amended Subordinated Loan Agreement”) with Pequot Healthcare Fund, L.P., Pequot Healthcare Offshore Fund, Inc., Premium Series PCC Limited -Cell 32, Pequot Diversified Master Fund, Ltd., Pequot Healthcare Institutional Fund, L.P., North Sound Legacy Institutional Fund LLC, North Sound Legacy International Ltd. and Klinger Investments LLC (collectively, the “Amended Subordinated Lenders”) in order to amend and restate the provisions of the $4.8 million loan (the “Amended Subordinated Loan”) that the Company received from the Amended Subordinated Lenders on May 9, 2006 in order to conform its terms to the terms of the $5.2 million Subordinated Loan Agreement discussed below. Pursuant to a subordination agreement dated July 11, 2006, the Amended Subordinated Loan is subordinated to the Company’s existing senior indebtedness to Laurus under the Securities Purchase Agreement and the Related Agreements

          The Amended Subordinated Loan is evidenced by an amended and restated subordinated promissory note dated July 11, 2006 (the “Amended Subordinated Promissory Note”). The terms of the Amended Subordinated Promissory Note are identical to the terms of the Subordinated Promissory Note except that interest on the Amended Subordinated Promissory Note accrues from May 9, 2006.

          The Amended Subordinated Promissory Note ranks pari passu with the Subordinated Promissory Note.

          Pursuant to the Amended Subordinated Loan Agreement, the Company issued to the Amended Subordinated Lenders warrants to purchase an aggregate of 30,658,597 shares of Common Stock. These warrants have the same terms and rights, including piggyback registration rights, as the warrants that were issued pursuant to the Subordinated Loan Agreement described below. The Company calculated a debt discount attributable to the value of these warrants of $3.2 million, which will be amortized over the term of the note using the effective interest method (see Note 8 for a discussion of assumptions used to value the warrants). As of September 30, 2006, this note carried a debt discount of $3.1 million. For the three months ended September 30, 2006, the Company recorded interest expense of $0.03 million related to the amortization of the debt discount.

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

          In the event that the Company consummates an equity financing at any time prior to the Maturity Date, each Subordinated Lender may elect to convert the entire principal amount due to such Subordinated Lender under the Promissory Note (along with accrued interest thereon and all other amounts then due thereunder) into such number of securities issued in the equity financing (in the event any warrants or other property or rights are issued or granted in the financing, together with the proportionate number of such warrants and other property or rights) that is equal to (i) the principal amount of the Subordinated Promissory Note (along with accrued interest thereon and all other amounts then due) being converted divided by (ii) the lowest price per share of the securities to be issued in the financing. However, if the securities and the related warrants, if any, to be issued in the financing do not contain provisions prohibiting the aggregate ownership percentage by the holder thereof from exceeding 4.99% of the total number of shares of the Company’s Common Stock then issued and outstanding, then any Subordinated Lender may elect to receive securities that are otherwise identical in all respects to those purchased in the financing but that contain the foregoing restriction on aggregate ownership.

          Additionally, the Company agreed that if it consummated one or more equity financings or indebtedness junior to the Company’s senior indebtedness after the date of such financing with proceeds in excess of $10.0 million in the aggregate, then two-thirds of all proceeds in excess of $10.0 shall be proportionately applied to prepay pari passu, the Subordinated Loan and the obligations of the Company under the Amended Subordinated Loan. This provision has been amended so that no such prepayment can be made until the Senior Debt issued to Laurus on July 11, 2006 as well as the $4 Million of Senior

Subordinated Debt issued on December 22, 2006 (including interest and all other obligations due) have been paid.

          The obligations of the Company under the Subordinated Loan Agreement and Subordinated Promissory Note are guaranteed by each of the Company’s subsidiaries.

          The Subordinated Promissory Note ranks pari passu with the Amended Subordinated Promissory Note.

          Pursuant to the Subordinated Loan Agreement, the Company issued to the Subordinated Lenders warrants to purchase an aggregate of 32,947,771 shares of Common Stock at an exercise price of $0.001 per share, subject to certain adjustments set forth therein. The warrants expire on June 30, 2013. The Subordinated Lenders are not entitled to receive shares of Common Stock upon exercise of the warrants if such receipt would cause such Subordinated Lender to be deemed to beneficially own in excess of 4.99% of the outstanding shares of Common Stock on the date of issuance of such shares. Such provision may by waived by any Subordinated Lender upon 61 days prior written notice to the Company. The Company recorded a debt discount in the amount of $3.4 million which is attributable to the value of the warrants issued. The debt discount will be amortized over the term of the loan using the effective interest method. As of September 30, 2006, this note carried a debt discount of $3.4 million. For the three months ended September 30, 2006, the Company recorded interest expense of $0.03 million related to the amortization of the debt discount.

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

Accrued Interest and Maturities of Other Long Term Debt

          Accrued interest of $3.1 and $2.7 million is included in accrued expenses as of September 30, 2006 and July 1, 2006, respectively.

6. Commitments and Contingencies

Litigation

UBS Lawsuit

          UBS Securities, LLC commenced a lawsuit against the Company in the Supreme Court of the State of New York, County of New York on September 18, 2006. The complaint alleges that UBS was engaged to provide investment banking services to the Company and that UBS is owed a fee of $1,750,000 with respect to a private placement that was consummated in June, 2006, and funded in July 2006. In the event the Company is unsuccessful in defending the lawsuit, it would have a material adverse effect on the Company. The Company does not believe a loss from an unfavorable outcome will exceed the amount accrued.

Other Contingencies

Mandalay Agreement

          A vendor asserted a claim relating to an October 1, 2005 agreement that was contested by the Company. An agreement between the parties was reached on February 1, 2007 to settle the dispute by granting the vendor 1,760,925 shares of Common Stock. The Company has recorded a marketing charge of $0.4 million for the three months ended September 30, 2006 for this claim and the $0.4 million is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

General

          The Company is a party to a number of legal actions, proceedings or claims. While any action, proceeding or claim contains an element of uncertainty, management believes that the outcome of such actions, proceedings or claims will not have a material adverse effect on the business, financial condition or results of operations.

Commitments

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

          The letter of intent was terminable by either party if the acquisition did not close by January 10, 2007 (the “Termination Date”). Pursuant to the letter of intent, the Sellers and Nouvisage had agreed not to solicit, initiate, or encourage submission of or receive proposals or offers from another party until the Termination Date. The board of directors of both the Company and Nouvisage agreed to extend the Termination Date until March 1, 2007. As of March 31, 2007, the Companies have not extended the Termination date further and the exclusive period to negotiate has ended.

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

          Upon the signing of the letter of intent, the Company agreed to advance $300,000 to Nouvisage. In accordance with this agreement, as of March 31, 2007 the Company has advanced $300,000 to Nouvisage. If the Company does acquire Nouvisage, this advance will be applied to the purchase price. In addition, Nouvisage agreed to provide security of its obligations through the issuance of promissory notes which will allow the holder to convert such promissory notes into an aggregate of 17% of Nouvisage’s common ownership if not repaid. Pursuant to the letter of intent, if the acquisition does not close, Nouvisage has agreed to refund to the Company all amounts paid to Nouvisage, except for documented transaction costs of up to $75,000, in six equal monthly installments.

7. Related Party Transactions

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

          On December 20, 2005, we terminated the Consulting Agreement with L Capital, and in accordance with this Agreement were obligated to pay all accrued and unpaid consulting fees within one year of termination. On December 19, 2006 a new agreement was signed which deferred this payment until (a) the $25.0 million in principal, along with the related interest of our senior debt issued on July 6, 2006 to Laurus has been paid, (b) the $10.0 million in principal, along with the related interest of our subordinated debt issued on July 11, 2006 has been paid and (c) the $4.0 million in principal, along with the related interest of senior subordinated debt issued on December 22, 2006. Upon the occurrence of all of the preceding, all accrued management fees will be due and payable.

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

          On December 20, 2005 we terminated the Advisory Agreement with KCO and in accordance with this Agreement were obligated to pay all accrued and unpaid advisory fees within one year of termination. On December 19, 2006 a new agreement was signed which deferred this payment until (a) the $25.0 million in principal, along with the related interest of our senior debt issued on July 6, 2006 to Laurus has been paid, (b) the $10.0 million in principal, along with the related interest of our subordinated debt issued on July 11, 2006 has been paid and (c) the $4.0 million in principal, along with the related interest of senior subordinated debt issued on December 22, 2006. Upon the occurrence of all of the preceding, all accrued management fees will be due and payable.

Loans by Affiliates of Pequot

          Affiliates of Pequot, who collectively are holders of more than 5% of the Common Stock of the Company, hold 7 year warrants with an exercise price of $.001 per share, to purchase an aggregate of 14,654,807 shares of the Common Stock of the Company which warrants were received in connection with the $5.2 million Subordinated Debt financing on July 11, 2006 and the $4.8 Million Subordinated Debt financing on May 9, 2006 in which such affiliates loaned the Company an aggregate of $2,312,903.

Loans by Klinger Investments

          Klinger Investments, LLC, an entity owned by William J. Kidd, the spouse of Carla G. Kidd, the sole Manager of Seapine Investments, LLC, a holder of more than 5% of the Common Stock of the Company and a 50% owner of Kidd & Company, LLC, loaned the Company $2,275,269 as part of the July 11, 2006 $5.2 Million Subordinated Debt financing and May 9, 2006 $4.8 Million Subordinated Debt financing and $650,000 in the $4 Million December 22, 2006 Senior Subordinated financing and received 7 year warrants with an exercise price of $.001 per share to purchase an aggregate of 14,416,354 shares of Common Stock and 7 year warrants to purchase an aggregate of 2,904,762 shares of Common Stock. In the event the Laurus $1 Million Senior Subordinated Loan is not repaid by April 22, 2007, warrants to purchase 2,708,374 shares will be returned by Klinger Investments to the Company for cancellation.

Loans by Laurus Master Fund Ltd.

          Laurus has loaned the Company $25,000,000 as Senior Secured Debt and $1 Million as Senior Subordinated Secured Debt as described in this Report and received 10 year warrants with an exercise price of $.01 per share to purchase a total of 50,885,093 shares of Common Stock and 7 year warrants with an exercise price of $.001 per share to purchase a total of 10,000,000 shares of Common Stock. In addition Laurus is entitled to receive warrants to purchase an additional 8,750,000 shares of Common Stock if the $1,000,000 Senior Subordinated Secured Debt is not repaid by April 22, 2007. If prior to the 14th month anniversary of June 30, 2006, the Company’s obligations to Laurus under the Senior Secured Debt have been reduced to $12,500,000 or less, then warrants to purchase 6,839,394 shares of Common Stock will be automatically cancelled and terminated and if at such time the Company’s obligations have been reduced to zero, then warrants to purchase an additional 6,693,875 shares of Common Stock will also be cancelled.

Loan by Richard Rakowski

          Richard Rakowski, the Chairman and former Chief Executive Officer of the Company, loaned the Company $850,000 as part of the Senior Subordinated Debt financing on December 22, 2006 and received 7 year warrants with an exercise price of $.001 per share to purchase 3,798,534 shares of Common Stock. In the event the Laurus $1 Million Senior Subordinated Secured Loan is not repaid by April 22, 2007, warrants to purchase 3,541,666 shares of Common Stock will be returned to the Company for cancellation by Mr. Rakowski. Mr. Rakowski has also personally guaranteed certain obligations of the Company.

Loans by Andrew Lipman

          Andrew D. Lipman, a former Director, loaned the Company $150,000 in the July 11, 2006 $5.2 Million Subordinated Debt Financing and received 7 year warrants with an exercise price of $.001 per share to purchase 950,416 shares of Common Stock and loaned the Company $200,000 in the December 22, 2006 Senior Subordinated financing and received 7 year warrants with an exercise price of $.001 per share to purchase 893,773 shares of Common Stock. In the event the Laurus $1 Million Senior Subordinated Secured Loan is not repaid by April 22, 2007, warrants to purchase 833,334 shares of Common Stock will be returned to the Company for cancellation by Mr. Lipman.

Sephora

          Sephora, with whom the Company has a strategic relationship, is a subsidiary of LVMH. L Capital Management SAS, which manages and represents L Capital, is also a subsidiary of LVMH, and as a result L Capital Management SAS and Sephora are affiliates. The Company’s decision to enter into a contract with Sephora was made independent of its relationship with L Capital. The Company has recorded $3.6 million in net revenues on a cumulative basis as of September 30, 2006. The Company recorded revenues of $0.9 million for the three months ended September 30, 2006. At September 30, 2006, the Company had a $0.3 million receivable balance from Sephora which is included in Accounts receivable, net in the Condensed Consolidated Balance Sheet.

8. Stock-Based Compensation Plan and Warrants

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

          All existing stock options as of July 1, 2006 had been issued under the subsidiary (KAAI) 2003 stock option plan. Management has developed a new stock option plan (“The TrueYou.Com Inc. 2006 Stock Incentive Plan” or the “2006 Plan”) for the Company that was approved by the Board of Directors (“Board”) of the Company in the first quarter of fiscal year 2007. At that time, the Board also approved, subject to shareholder approval, the exchanging of KAAI options for TrueYou options under the 2006 Plan. The 2006 Plan must be submitted to the stockholders of the Company for their approval within twelve months. The Company believes that the approval of the 2006 Plan by the stockholders is perfunctory, and as such has considered all options approved by the Board as granted. All options granted by the Board in the three months ended September 30, 2006 have been granted under the 2006 Plan.

          The 2006 Plan provides for awards of up to105 million shares of TrueYou Common Stock to employees and outside contractors in various forms. These include non-qualified options, incentive stock options, and stock appreciation rights. The 2006 Plan is administered by the Board, which also establishes the terms of the awards. Non-qualified stock options have been the only form of awards granted by the Board to date. A total of 27,698,738 shares of Common Stock remained available for future award grants as of September 30, 2006.

          Non-qualified stock options granted under the 2006 Plan vest over a zero to four year period and expire ten years from the date of grant. Options to acquire a total of 77,301,262 shares of Common Stock have been granted by the Board to employees and contractors under the Plan. Non-qualified stock options may be granted at any price but, in general, are not granted with an exercise price less than the fair market value of the stock on the date of grant.

          Since the Company does not have sufficient shares authorized, it is required to treat the options as liability awards and remeasure at each reporting period based upon fair value, utilizing the Black-Scholes option pricing model. The Company recognized compensation expense of approximately $4.2 million and zero for the three months ended September 30, 2006 and October 1, 2005, respectively for stock options granted and the subsequent remeasurement. In addition, as of September 30, 2006, there was approximately $3.1 million in unrecognized stock based compensation expense related to non-vested stock options which is expected to be recorded in future periods over a weighted average period of 2.2 years.

          There were 55.1 million new TrueYou options granted during the three months ended September 30, 2006. There were an additional 22.2 million TrueYou options issued as an exchange for Advanced Aesthetics, Inc. options. There were no options granted during the three months ended October 1, 2005.

          The weighted average fair value of the new employee options granted during the three months ended September 30, 2006 was $0.08. The fair value was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the three months ended September 30, 2006 and October 1, 2005:

Assumptions	2007	2006

Expected dividend yield	None	N/A
Risk-free interest rate	4.6	N/A
Expected life of option grants	3.0	N/A
Forfeiture rate	2.5%	N/A
Expected volatility	50%	N/A

          The Company also provides stock options to some of its outside contractors. These options are subject to variable accounting and were revalued as of September 30, 2006. As of September 30, 2006 the weighted average fair value was $0.10, the weighted average interest rate was 4.7%, the forfeiture rate was 2.5%, and weighted average expected life was 3.4 years for these stock options.

          A summary of the Company’s stock option activity during the three months ended September 30, 2006 is follows:

	Options Outstanding

	Shares	Weighted Average Exercise Price

Outstanding, July 1, 2006 (1)	22,220,942	$0.34

Granted	77,301,262	0.28
Cancelled	(22,220,942)	0.34
Exercised	—	—

Outstanding, September 30, 2006	77,301,262	$0.28

(1)	1,892,850 KAAI options were exchanged for TrueYou options at an exchange rate of 11.73940981.

          As of September 30, 2006, the weighted average exercise prices and remaining contractual lives of stock options are as follows:

	Options outstanding			Options exercisable

Range of exercise prices	Number of options outstanding as of 9/30/06	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable as of 9/30/06	Weighted average price

Stock options issued @$0.19 to $0.34	77,301,262	9.3	$0.28	53,873,479	$0.28

Warrants

          The Company issued 114,491,460 warrants during the three months ended September 30, 2006 which were valued using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free rate of return – 5.19%; term – 8.3 years; volatility – 50%; dividend yield – 0.0%. The warrants were recorded as a discount to debt.

Warrants outstanding as of September 30, 2006 are as follows:

	Warrants Outstanding

	Shares	Weighted Average Exercise Price

Outstanding, July 1, 2006	63,638,769	$0.166

Granted	114,491,460	0.005
Cancelled	—	—
Exercised	—	—

Outstanding, September 30, 2006	178,130,229	$0.063

          At September 30, 2006, the exercise prices and remaining contractual lives of warrants are as follows:

	Warrants outstanding			Warrants exercisable

Range of exercise prices	Number of warrants outstanding as of 9/30/06	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable as of 7/1/06	Weighted average price

Warrants issued @ $.001 to $.230	178,130,229	6.8	varies	178,130,229	varies

9. Convertible Securities

          The Company has insufficient shares of Common Stock authorized to allow for the exercise of stock options or warrants, or allow the conversion of preferred stock. As a result, under EITF 00-19, the Company is required to classify these instruments as liabilities and remeasure the convertible securities at each reporting period end based on fair value. The Company determines the fair value of the convertible securities based on the number of shares common stock into which they are convertible and the current fair value of the common stock on the remeasurement date. Fair value of the Common Stock is determined based on actual amounts paid for a share of Common Stock in a transaction closest to the remeasurement date. The fair values of the Common Stock as of September 30, 2006 and July 1, 2006 were $0.28 and $0.39, respectively. The number of common shares into which the convertible securities are convertible was 621,068,151 and 506,576,690 as of September 30, 2006 and July 1, 2006, respectively. As of September 30, 2006, the Company remeasured the convertible securities based on an estimated fair value of approximately

$173.9 million and recorded an unrealized gain of approximately $40.5 million for the three months ended September 30, 2006.

10. Subsequent Events

Bridge financings

$4.0 Million Senior Subordinated Loans:

(a) $1.0 Million Senior Subordinated Secured Loan

          The Company entered into a Subordinated Securities Purchase Agreement (the “Laurus Purchase Agreement”) with Laurus dated as of December 22, 2006, pursuant to which the Company issued to Laurus (i) a Subordinated Secured Term Note in the principal amount of $1.0 million (the “Subordinated Secured Note”); and (ii) warrants (the “Laurus Warrants”) to purchase up to 10,000,000 shares (the “Warrant Shares”), of the Company’ Common Stock. In the event the Subordinated Secured Note is not repaid by April 30, 2007, the Company has agreed to issue Laurus warrants with like terms to purchase an additional 8,750,000 shares of Common Stock.

          The Senior Subordinated Secured Note matures on December 22, 2009 or earlier upon a change of control or other specified events. Interest will accrue on the unpaid principal amount of the Note at a rate per annum equal to twelve percent (12%) per annum. Interest in the amount of six percent (6%) per annum shall accrue, and subject to the provisions of the Subordination Agreement among the Company, Laurus and Subordinated Lenders to the Company dated December 22, 2006 (“Subordination Agreement”), shall be payable monthly, in arrears, commencing on February 1, 2007 and on the first day of each consecutive calendar month thereafter. Interest in the amount of six percent (6%) per annum shall accrue but not be payable during the period commencing on the date of issuance and ending on the maturity date of the Note (unless accelerated under certain circumstances). The interest rate may be increased by 2% per annum in the event that sufficient shares of the Common Stock are not authorized to allow Laurus to exercise all of the Laurus Warrants by the six-month anniversary of the date of the Laurus Purchase Agreement, and shall remain at such higher rate until such time as a sufficient number of such shares are authorized.

          The Laurus Warrants have a 7-year term and an exercise price equal to $0.001 per share. The Laurus Warrants also provide that if the fair market value of one share of Common Stock is greater than the exercise price Laurus may choose to exercise the warrant on a cashless exercise basis resulting in an issuance of net shares with no cash payment.

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

          The Senior Subordinated Loan is evidenced by a senior subordinated promissory note dated December 22, 2006 (the “Senior Subordinated Note”) and bears interest at annual rate equal to twelve percent (12%) per annum of which 6% shall be paid in cash monthly, commencing 30 days from the closing (subject to the provisions of the Subordination Agreement) and the balance of 6% paid in kind and paid on the maturity date. The principal balance and remaining accrued interest on the Senior Subordinated Note is due on December 31, 2009

          In the event that the Company consummates an equity financing at any time prior to the maturity date of the Senior Subordinated Note, each Senior Subordinated Lender may elect to convert the entire principal amount and accrued interest due to such Senior Subordinated Lender under the Senior Subordinated Note into equity on the same basis as in the equity offering.

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

(c) $2,000,000 Senior Secured Loans

          On March 16, 2007, the Company executed four Senior Secured Notes in the aggregate amount of $2,000,000 (North Sound Legacy International Ltd. $1,125,000, North Sound Legacy Institutional Fund LLC $375,000, and, Seapine Investments, LLC $375,000, each of whom is an existing stockholder of the Company, and Andrew D. Lipman, a former director and existing stockholder $125,000). The Notes are due on demand and bear interest at the prime rate in effect from time to time as reported in the Wall Street Journal plus 2% and rank pari passu in payment and security with the $25,000,000 of senior indebtedness of the Company issued to Laurus made as of June 30, 2006.

(d) $2,000,000 Senior Secured Loans

          On March 27, 2007, the Company executed four additional Senior Secured Notes in the aggregate amount of $2,000,000 (North Sound Legacy International Ltd. $1,125,000, North Sound Legacy Institutional Fund LLC $375,000, and, Seapine Investments, LLC $375,000, each of whom is an existing stockholder of the Company, and Andrew D. Lipman, a former director and existing stockholder $125,000). The Notes are due on demand and bear interest at the prime rate in effect from time to time as reported in the Wall Street Journal plus 2% and also rank pari passu in payment and security with the $25,000,000 of senior indebtedness of the Company issued to Laurus made as of June 30, 2006.

Default on Senior Secured Debt

          On March 8, 2007, Laurus, the holder of the Company’s $25,000,000 in principal amount of Senior Secured Debt and also the holder of $1,000,000 in principal amount of Senior Subordinated Secured Debt, sent the Company a Notice of Default and Acceleration accelerating the obligations due to Laurus under the Secured Term Note issued as of June 30, 2006 and the Senior Subordinated Secured Term Note issued as of December 22, 2006.

          In addition, the other $3,000,000 in principal of the Senior Subordinated Secured Debt issued as of December 22, 2006 and $11,038,710 in principal of Subordinated Debt of which $4,838,710 was issued as of May 9, 2006, $5,200,000 as of July 11, 2006, and $1,000,000 as of April 23, 2004, may be accelerated as a result of the Notice of Default and Acceleration from Laurus. As a result of this default, the Company has classified all the debt discussed above as current as of September 30, 2006, in its Consolidated Balance Sheet.

          The Company does not have sufficient funds to pay the amounts accelerated and unless prompt arrangements can be made with Laurus or other sources of funds, Laurus has the right to foreclose upon all of the assets of the Company. The Company is currently in discussion with Laurus with respect to the obligations accelerated by Laurus but no assurance can be given as to the outcome of such discussions.

Impairment of Goodwill

          As a result of the notice of default received on the Senior Secured Debt on March 8, 2007 and the drop in the Company traded share price, the Company believes that there has been an impairment to its goodwill. As of April 9, 2007, the closing price of its Common Stock was $0.03. Due to its limited capital and recent developments, the Company does not have the available funds to expend to maintain this goodwill. As a result, the Company anticipates a charge of $18.1 million in its fiscal quarter ended December 30, 2006 to write-off all of its goodwill.

Closing of Beverly Hills

          On February 8, 2006, the Company reached an agreement with the landlord at Beverly Hills to surrender the leased property. Due to the limited capital and a revised business plan, the Company is unable to complete the remodeling and re-open the store. As a result of this agreement, the Company anticipates a charge of $0.6 million in the third quarter to write-off all of the net assets of the Beverly Hills facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

          The following discussion and analysis should be read in conjunction with our attached unaudited condensed consolidated financial statements and notes thereto included in this Report and our audited consolidated financial statements and notes thereto for the fiscal year ended July 1, 2006, included in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2007.

          Unless otherwise indicated in this Item 2, references to “TrueYou” refer to TrueYou.Com Inc.; references to “KAAI” refer to Klinger Advanced Aesthetics, Inc. and its consolidated subsidiaries; references to the “we,” “our,” , “Company”, and “us” refer to TrueYou.Com Inc. and its consolidated subsidiaries (including KAAI), as applicable; and the terms “fiscal quarter” and “three months” in this Quarterly Report on Form 10-Q refer to the quarter ended September 30, 2006.

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

Business Overview

          We offer both medical and non-medical services and products to customers. We co-brand our trade name with the trade names of the salons and spas that we acquired. We offer our Cosmedicine skin care products at retail through our own location and at wholesale through Sephora stores and the internet. We are developing and testing the Klinger 360° Best Practices Aesthetics System ™ (the “K360”), which to our knowledge is the first comprehensive software and hardware practice management system that facilitates the delivery of evidenced based “best practices” aesthetic services. Our salons and spas share certain corporate resources such as senior management and administrative services. We had 501 employees as of March 30, 2007 and 539 employees on September 30, 2006, respectively.

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

•	Dallas, Texas

•	Chevy Chase, Maryland

•	Manhattan, New York,

•	Manhasset Long Island, New York

•	Costa Mesa, California

•	Boca Raton, Florida

•	Palm Beach, Florida (A)

•	Chicago, Illinois

•	Short Hills, New Jersey

     (A) – There are currently three stores in Palm Beach

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

          In addition, we have developed a beta version of the K360 system, a practice management system for medical offices that perform aesthetic procedures. The K360 system has been designed to provide a series of unique tools that we believe will improve the quality, safety and predictability of aesthetic services performed in a medical setting. The K360 system has a series of functions, each of which is guided by standardized protocols to optimize standardization. Beginning in July 2006, we began licensing the software to a small number of clients. Our goal is to begin generating a small amount of revenue on this software in 2007.

          Our financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since our inception, we have experienced substantial operating losses and negative cash flow from operations. As of September 30, 2006, we have an accumulated deficit of $190.6 million and a working capital deficit of $39.4 million. Included in our net deficit at September 30, 2006 is the remeasurement of convertible securities which resulted in a cumulative liability in the amount $92.1 million. These factors raise substantial doubt about our ability to continue as a going concern. Also, as a result of our losses, the opinion of our Independent Registered Public Accountants on our audited financial statements for fiscal year 2006 included an explanatory paragraph relating to “going concern.” A going concern explanatory paragraph indicates that our auditors believe there is substantial doubt about our ability to continue as a going concern for at least a reasonable period of time. Our ability to continue as a going concern ultimately depends on our ability to increase sales and reduce expenses to a level that will allow us to operate profitably and sustain positive operating cash flows and raise additional capital.

Current Trends and Outlook

          We have experienced significant challenges to raise sufficient capital to service our ongoing debt obligations and continue our operations as presently conducted. As discussed below (see Future Liquidity and Capital Needs), on March 8, 2007 Laurus sent a notice of default relating to its $25.0 million Secured Term Note and its $1.0 million Senior Subordinated Secured Term Note. As a result of the this notice of default on the Senior Secured Debt and the drop in the Company traded share price, we believe that there has been an impairment to goodwill in our fiscal quarter ended December 30, 2006. As of April 9, 2007, the closing price of the Company’s Common Stock was $0.03. Due to our limited capital and recent developments, the Company does not have available funds to expend to maintain goodwill. We intend to record an $18.1 million expense in our fiscal quarter ended December 30, 2006 to write-off all of our goodwill.

          On February 8, 2006, we reached an agreement with the landlord at our Beverly Hills store to surrender the leased property. Due to our limited capital and revised business plan, we are unable to complete the remodeling and re-open the store. As a result of this agreement, we anticipate a net write-off of $0.6 million of net assets in the third quarter.

          We have had a small net decline in revenues for the three months ended September 30, 2006 versus the three months ended October 1, 2005 due primarily to some facilities experiencing lost revenue. We believe the reasons behind this trend include our facility in Boca Raton that has not fully recovered from hurricane damage that was sustained in October, 2005. This includes significant employee turnover at this facility as a result of the damage sustained. There is no clear indication if the facility will return to prior revenue levels without significant resources added. We have permanently closed our Beverly Hills location, that had been temporarily closed for renovations, due to the ongoing rent expense and the significant capital investment it would have required to re-open it. We are also experiencing declining revenues in some of our legacy stores, due to limited capital. These losses were partially offset in the quarter ended September 30, 2006 with the continued success of our Cosmedicine products. With our sales of Cosmedicine at Sephora stores, KAAI locations and on our respective websites, we believe that revenues generated from sales of our Cosmedicine products will be a significant percentage of our aggregate revenues going forward. We also plan to optimize the K360 system. The plan is to license the software to clients for a modest fee and to have it serve as the catalyst for the sale of our products and licensed services.

Revenue Sources

We currently derive revenue from the following sources:

Spa and Salon Services – Our salon offerings include services such as hair styling, coloring, texturizing, treatments, extensions, make-up artistry and manicure/pedicures. Our spa services include treatments such as facials, body treatments (exfoliation, wraps, cellulite treatments), waxing and massage therapy. Spa and salon service revenue represented 59% and 67% of our total operating revenues for the three months ended September 30, 2006 and October 1, 2005, respectively.

Spa and salon services are provided at all our operating stores.

Medical Services – Our medical offerings include injection services (Botox and Restylane), sclerotherapy (vein treatments), peels, microdermabrasion, permanent make-up, laser resurfacing and laser hair removal. Medical service revenue represented 5% and 8% of our total operating revenues for the three months ended September 30, 2006 and October 1, 2005, respectively.

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

In all cases, physicians are contracted as consultants and not as employees. In most cases, the nurse practitioners are hired as employees. We do not generate any revenues from referring individuals to medical providers.

Retail Product Sales – Include sales of third party products and our Cosmedicine products through our own locations. Retail product sales revenue represented 24% of our total operating revenues for both the three months ended September 30, 2006 and October 1, 2005.

Our locations offer a variety of retail products including products for hair care, skin care, and make-up. Hair care product offerings include such brands as L’Oreal, Kerastase, and Bumble & Bumble. Skin care product offerings include such brands as DDF, Obagi, IS Clinical, MD Skincare, and La Therapie. Our make-up product offering consists of the brand NARS. Additionally many of our locations offer our private label skin care brands, Georgette Klinger and Cosmedicine. In general, different combinations of the products are offered at different locations. Our Cosmedicine products are sold at all our locations, however, and have become our largest retail brand, beginning in fiscal 2006.

Wholesale Product Sales– Include sales of our Cosmedicine products at Sephora stores and through the internet. These products were launched in fiscal 2006 and represented 12% of our total operating revenues for the three months ended September 30, 2006. Sephora, with whom we have a strategic relationship, is a subsidiary of LVMH, SA and L Capital is a private equity fund sponsored by LVMH, SA and, as a result, Sephora and L Capital are affiliates. Net revenue recognized on sales to Sephora was $0.9 million and $0 for the three months ended September 30, 2006 and October 1, 2005, respectively. Our decision to enter into a strategic alliance with Sephora was made independent of our relationship with L Capital.

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

          Beginning in fiscal year 2006, the Company began following the standard fiscal year of the retail industry, which is a 52 or 53 week period, with the end of a period being the closest Saturday to the end of a month.

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

          Revenue Recognition: We record revenue based on the following types of product and service offerings:

•

Company run stores, medical, and internet sales - revenue is recognized for services rendered or product sold at the time when the service is performed or the item sold. When a gift card is purchased for a future service or product, the value of the card is recorded as a liability. In the past, we offered paper gift cards. For these paper cards, the entire liability remains on the balance sheet until the earlier of redemption or 36 months, for non-escheatable states. It is our historical experience that the likelihood of redemption after 36 months is remote. After 36 months, 80% of the remaining liability is relieved and recorded as other income. After 48 months, any remaining 10% of the liability is relieved and recorded as other income. After 60 months, the last 10% of the remaining liability is relieved and recorded as other income. For escheatable states, the liability remains on the books until escheatment. Currently the only type of gift cards offered are electronic cards. The recording of the sale is the same as paper gift cards. But for electronic cards, the entire liability remains on the books for the first year, less any redemptions. After the first year, the liability is reduced by five dollars per month as an inactivity fee and recorded to other income.

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

          Convertible Securities: We remeasured our convertible securities in compliance with EITF 00-19, based on the fair value of our Common Stock into which they are convertible, since there are currently insufficient shares authorized to allow conversion. The fair value of the Common Stock is based in the price paid for a share of the stock closest to the measurement date. As of September 30, 2006 the closing price for our Common Stock was $0.28. Changes in the price paid for a share of our Common Stock can have a significant impact on the amount recorded for the convertible securities. For example, the movement up or down in the price of our Common Stock by $0.10 will cause the balance of convertible securities to fluctuate by approximately $62 million. This fluctuation would result in an impact to our net loss. As of April 9, 2007, the closing price of our Common Stock was $0.03. Convertible securities will convert back to equity when there are a sufficient number of shares of Common Stock authorized.

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

          In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This guidance is effective as of the end of the fiscal year for years ending after December 15, 2006. We believe the impact of the adoption of SFAS 158 will not be significant to the Company’s consolidated financial statements.

Results of Operations

          The following discussion should be read in conjunction with our Financial Statements and the Notes thereto.

Three Months Ended September 30, 2006 and October 1, 2005

          The following table sets forth our operating revenues and cost of revenue data as a percentage of net sales for the three months ended September 30, 2006 and October 1, 2005:

In thousands	Three Months Ended

Unaudited	September 30, 2006		October 1, 2005		Increase / (Decrease)	Percent Change

Operating Revenues
Services	$4,648	64%	$5,863	76%	$(1,215)	(21%)
Retail and wholesale	2,614	36%	1,902	24%	712	37%

Total Operating Revenue	$7,262	100%	$7,765	100%	$(503)	(6%)

Cost of Revenue
Services	$2,919	40%	$3,388	44%	$(469)	(14%)
Retail and wholesale	1,064	15%	788	10%	276	35%

Total Cost of Revenue	$3,983	55%	$4,176	54%	$(193)	(5%)

Gross Margin
Services	$1,729	24%	$2,475	32%	$(746)	(30%)
Retail and wholesale	1,550	21%	1,114	14%	436	39%

Total Gross Margin	$3,279	45%	$3,589	46%	$(310)	(9%)

Revenue

          The results of such sources for the three months ended September 30, 2006 and October 1, 2005 are as follows:

In thousands	Three Months Ended

	September 30, 2006		October 1, 2005		Increase / (Decrease)	Percent Change

Operating Revenues
Spa and salon services	$4,296	59%	$5,209	67%	$(913)	(18%)
Retail products	1,710	24%	1,902	25%	(192)	(10%)
Wholesale products	904	12%	—	—	904	—
Medical services	352	5%	654	8%	(302)	(46%)

Total Operating Revenue	$7,262	100%	$7,765	100%	$(503)	(6%)

          Revenue for the three months ended September 30, 2006 was $7.3 million compared to $7.8 million for the three months ended October 1, 2005, a decrease of $0.5 million. All revenues during the two quarters were derived from the U.S. The slight decrease in revenue was primarily due to a $0.9 million decrease in service revenue, comprised of spa and salon services, and the decrease of medical services of $0.3 million. The decrease was primarily due to the Boca Raton location which has not fully recovered from the major hurricane which hit in October 2005. The combination of damages and employee turnover led to a significant loss of the pre-existing customer base. The decrease in spa and service revenue was $0.7 million for this location versus the three months ended October 1, 2005. In addition, we have decided to permanently close the Beverly Hills location that had been temporarily closed for remodeling. There were no revenues from this location in the three months ended September 30, 2006 versus $0.2 million for the three months ended October 1, 2005. We have also experienced a slight decline in several of our other legacy stores due to the limited capital available to maintain or increase the revenue base. These decreases were partially offset by wholesale product sales of $0.9 million for the three months ended September 30, 2006, from the Cosmedicine products sold to Sephora.

Cost of Revenue

          Cost of revenue decreased to $4.0 million for the three months ended September 30, 2006 from $4.2 million for the year ended June 30, 2005, a decrease of $0.2 million. Cost of revenue was consistent from year to year as it represented 55% and 54% of operating revenues for the three months ended September 30, 2006 and October 1, 2005, respectively.

Gross Margin

          Gross margin was 45% for the three months ended September 30, 2006 compared to 46% for the three months ended October 1, 2005. The slight decline in gross margins was due to higher payroll and commission structures which were partially offset by the launch of our Cosmedicine product line.

Operating Expenses

The following table compares our operating expenses for the three months ended September 30, 2006 and October 1, 2005:

In thousands	Three Months Ended

	September 30, 2006	October 1, 2005	Increase / (Decrease)	Percent Change

Operating Expenses

Share based compensation expense	$4,181	$—	$4,181	—
Payroll	3,394	2,132	1,262	59%
Depreciation and amortization	1,166	1,109	57	5%

Loss on disposal of fixed assets	171	—	171	—
Occupancy	1,635	1,284	351	27%
Insurance	892	559	333	60%
Equipment leasing	109	51	58	114%
Travel and entertainment	484	316	168	53%
Professional fees	2,440	1,725	715	41%
Office Expenses	303	149	154	103%
Advertising and marketing	783	467	316	68%
Credit card fees	160	203	(43)	(21%)
Postage and delivery	139	67	72	107%
Telephone	106	93	13	14%
Training and education	144	75	69	92%
Management fees	—	230	(230)	(100%)
Other	207	621	(414)	(67%)

Total Operating Expenses	$16,314	$9,081	$7,233	80%

          Operating expenses were $16.3 million for the three months ended September 30, 2006 compared to $9.1 million for the three months ended October 1, 2005, an increase of $7.2 million. The increase of 80.0% was primarily due to due to a $4.2 million increase in stock option expense under SFAS No. 123R related primarily to the September 18, 2006 option grants and remeasurement, an increase of $0.7 million in professional fees for accounting, legal, information technology, inventory management services, software development, and public relations; a $1.3 million increase in payroll due to a $0.4 increase in severance expense, and the addition of several senior management level officers; a $0.4 million increase in occupancy expenses due to the new leases on the flagship stores and headquarters versus the prior leases on the old locations, and $0.3 million increase in advertising and marketing due primarily to an agreement made after the end of the quarter to provide 1,760,925 shares of Common stock to a vendor in settlement of a prior unfulfilled contract.

Non-operating Expenses

The following table compares our non-operating expenses for the three months ended September 30, 2006 and October 1, 2005:

In thousands	Three Months Ended

	September 30, 2006	October 1, 2005	Increase / (Decrease)	Percent Change

Non-operating (Income) Expenses
Interest expense, net	$2,678	$1,101	$1,577	143%
Unrealized gain on convertible securities	(40,536)	—	(40,536)	—
Registration rights penalties	1,162	—	1,162	—

Total Non-operating (Income) Expense	$(36,696)	$1,101	$(37,797)	(3,433%)

Interest Expense, net

          Interest expense was $2.7 million for the three months ended September 30, 2006 compared to $1.1 million for the three months ended October 1, 2005. The increase of $1.6 million was caused primarily by the write-off the unamortized discount and financing costs on the loan with Technology Investment Capital Corp of $0.9 million and $0.2 million, respectively, upon the early repayment. Interest expense also increased due to the increase in debt levels in the quarter ended September 30, 2006 versus October 1, 2005, due to the new financing.

Unrealized Loss on Convertible Securities

          On December 20, 2005, as a result of the Share Exchange Agreement, the Company recorded the convertible securities at $65 million, which represented the carrying amount of the convertible securities issued under the arrangement. Since the securities issued are convertible into common shares and the Company did not have sufficient authorized shares to allow for that conversion, under EITF 00-19 the Company was required to reclassify these amounts as liabilities and remeasure them to fair value at each reporting period end. The Company remeasures the convertible securities at the end of each reporting period based on the share price of the Trueyou Common Stock closest to the period end. At July 1, 2006 the share price was multiplied by the number of common shares into which the convertible securities were convertible, which was 506,576,690 as of that date. The per share trading value as of July 1, 2006 was $0.39, which resulted in an estimated fair value of the convertible securities of $197.6 million. During the three months ended September 30, 2006, the Company added 114,491,460 warrants issued with debt. As of September 30, 2006, the number of common shares into which the convertible securities were convertible was 621,068,151 as of that date. The per share trading value as of September 30, 2006 was $0.28, which resulted in an estimated fair value of the convertible securities of $173.9 million. The Company recorded an unrealized gain of approximately $40.5 million for the three months ended September 30, 2006.

Registration Rights Penalties

          The Company incurred penalties of $1.2 million for the three month ended September 30, 2006. The penalties are due to failure to meet conditions included in registration rights agreements with various stockholders.

Dividends Accrued on Preferred Stock

          Dividends accrued on preferred stock were $0.4 million for the three months ended September 30, 2006 as compared to $0.5 million for the three months ended October 1, 2005. The decrease was due to the forfeiture of dividends accrued on preferred stock which was converted into KAAI’s common stock and subsequently exchanged for TrueYou Series B Preferred Stock.

Financial Condition, Liquidity and Capital Resources

          Net cash used in operating activities was $15.3 million and $4.2 million for the three months ended September 30, 2006 and October 1, 2005, respectively. This deterioration of cash flows resulted primarily from an operating loss of $13.0 million for the three months ended September 30, 2006 versus an operating loss of $5.5 million for three months ended October 1, 2005 and the significant amount of trade payables that were paid after the financing was received in the three months ended September 30, 2006.

          Net cash used in investing activities was $0.8 million and $0.6 million for the three months ended September 30, 2006 and October 1, 2005, respectively. The increase is primarily due to capital expenditures.

          Cash flows provided by financing activities were $19.3 million and $13.6 million for the three months ended September 30, 2006 and October 1, 2005, respectively. For the three months ended September 30, 2006, financing activities were primarily the $20.2 net increase in debt due to the new financing, offset by the $0.9 million debt closing costs. For the three months ended October 1, 2005, cash flows from financing activities were primarily the result of the $10.1 million gross issuance of our KAAI Series G Preferred Stock and $4.8 million gross from issuance of KAAI Series F Preferred Stock, which was subsequently exchanged for Series H Preferred Stock.

Future Liquidity and Capital Needs

          Since its inception, the Company has experienced operating losses and negative cash flow from operations. As of September 30, 2006, we had a cumulative deficit of $190.6 million and a working capital deficiency of $39.4 million. Included in our net deficit at September 30, 2006 is the remeasurement of convertible securities which resulted in a cumulative liability in the amount $92.1 million. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is ultimately dependent on our ability to increase sales and reduce expenses to a level that will allow us to operate profitably and sustain positive operating cash flows and raise additional capital. The financial statements do not include any adjustments to reflect the outcome of this uncertainty. We have had several recent financings as described in this Report, with the most recent completed on March 27, 2007. These financings are not sufficient and we are currently seeking to raise additional capital.

          On March 8, 2007, Laurus sent the Company a Notice of Default and Acceleration accelerating the obligations due to Laurus under the $25.0 million Secured Term Note issued as of June 30, 2006 and the $1.0 million Senior Subordinated Secured Term Note issued as of December 22, 2006. In addition, the other $3,000,000 in principal of the Senior Subordinated Secured Debt issued as of December 22, 2006 and $11,038,710 in principal of Subordinated Debt of which $4,838,710 was issued as of May 9, 2006, $5,200,000 as of July 11, 2006, and $1,000,000 as of April 23, 2004, may be accelerated as a result of the Notice of Default and Acceleration from Laurus.

          The Company does not have sufficient funds to pay the amounts accelerated and unless prompt arrangements can be made with Laurus or other sources of funds, Laurus has the right to foreclose upon all of the assets of the Company. We are currently in discussion with Laurus with respect to the obligations accelerated by Laurus but no assurance can be given as to the outcome of such discussions.

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

Financings Subsequent to End of Fiscal Quarter

          On December 22, 2006, we entered into the Laurus Purchase Agreement with Laurus, pursuant to which we issued to Laurus a senior subordinated secured term note in the principal amount of $1.0 million and a Senior Subordinated Loan Agreement with senior subordinated lenders, pursuant to which the senior subordinated lenders loaned us $3.0 million.

          On March 16, 2007, we executed four Senior Secured Notes with existing stockholders in the aggregate amount of $2.0 million and on March 27, 2007, we executed four additional Senior Secured Notes with existing stockholders in the aggregate amount of $2.0 million.

Contractual Obligations

          As of September 30, 2006, our contractual obligations were as follows:

		Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	24,588	3,859	9,165	6,995	4,569
Capitalized leases	362	207	155	—	—
Long-term debt (1)	36,039	36,039	—	—	—
Consulting obligation (2)	1,427	702	621	104	—

Totals	62,416	40,807	9,941	7,099	4,569

(1)	Does not include letters of credit securing lease obligations.

(2)	Includes contracted services with our Formulator for Cosmedicine, and consulting agreements with accounting, packaging, and IT consultants.

Off Balance Sheet Arrangements

          We do not have any off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows. We are exposed to market risk associated with changes in interest rates. Our cash resources earned interest at variable rates and, therefore, our return on these funds is affected by fluctuations in interest rates. There have been no changes in interest rates that would have a material impact on our consolidated financial position, results of operations or cash flows for the three months ended September 30, 2006.

               Convertible Securities: We remeasured our convertible securities in compliance with EITF 00-19, based on the fair value of our Common Stock into which they are convertible, since there are currently insufficient shares authorized to allow conversion. The fair value of the Common Stock is based on the price paid for a share of the stock closest to the measurement date. As of September 30, 2006 the closing price for our Common Stock was $0.28. Changes in the price paid for a share of our Common Stock can have a significant impact on the amount recorded for the convertible securities. For example, the movement up or down in the price of our Common Stock by $0.10 will cause the balance of convertible securities to fluctuate by approximately $62 million. This fluctuation would result in an impact to our net loss. As of April 9, 2007, the closing price of our Common Stock was $0.03. Convertible securities will convert back to equity when there are a sufficient number of shares of Common Stock authorized.

ITEM 4. CONTROLS AND PROCEDURES

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

Remediation of Material Weaknesses

          In order to remediate these weaknesses, we have retained another accounting firm in which members of that firm’s accounting staff have worked under the supervision of our Chief Financial Officer. The Company has also retained an information technology firm to upgrade operating, financial and accounting systems which is expected to further improve the control environment. In addition, On May 1, 2006, we appointed a new Chief Financial Officer and in August 2006 we hired a Controller. We are also working to integrate our inventory system to improve our controls over inventory and related areas. We have made progress to remediate identified internal control deficiencies and to establish adequate internal controls over financial reporting during the quarter ended September 30, 2006. The above remedial actions have not been in place long enough to have been tested and will be assessed for their adequacy on a continuous basis.

          Except as described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) since the fiscal year ended July 1, 2006 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.	Legal Proceedings

UBS Lawsuit

          UBS Securities, LLC commenced a lawsuit against the Company in the Supreme Court of the State of New York, County of New York on September 18, 2006. The complaint alleges that UBS was engaged to provide investment banking services to the Company and that UBS is owed a fee of $1,750,000 with respect to a private placement that was consummated in June, 2006 and funded in July 2006. In the event the Company is unsuccessful in defending the lawsuit, it would have a material adverse effect on the Company. The Company does not believe a loss from an unfavorable outcome will exceed the amount accrued.

Item 6.	Exhibits

1.	Exhibits: (see accompanying Exhibit Index included after the signature page of this Report for a list of exhibits filed in this Report).

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUEYOU.COM INC.

Date: April 16, 2007	By:	/s/ Matthew Burris

Matthew Burris
Chief Financial Officer

TRUEYOU.COM INC.

Date: April 16, 2007	By:	/s/ James O’Crowley III

James O’Crowley III
President and Chief Executive Officer

EXHIBIT INDEX

Description

Exhibit No.	Description

10.1	Secured Demand Note issued by TrueYou.Com Inc. in the sum of $1,125,000 to North Sound Legacy International Ltd. dated March 16, 2007.

10.2	Secured Demand Note issued by TrueYou.Com Inc. in the sum of $375,000 to North Sound Legacy Institutional Fund LLC dated March 16, 2007.

10.3	Secured Demand Note issued by TrueYou.Com Inc. in the sum of $1,125,000 to North Sound Legacy International Ltd. dated March 27, 2007.

10.4	Secured Demand Note issued by TrueYou.Com Inc. in the sum of $375,000 to North Sound Legacy Institutional Fund LLC dated March 27, 2007.

10.5	Secured Demand Note issued by TrueYou.Com Inc. in the sum of $375,000 to Seapine Investments, LLC dated March 16, 2007.

10.6	Secured Demand Note issued by TrueYou.Com Inc. in the sum of $125,000 to Andrew D. Lipman dated March 16, 2007.

10.7	Secured Demand Note issued by TrueYou.Com Inc. in the sum of $375,000 to Seapine Investments, LLC dated March 27, 2007.

10.8	Secured Demand Note issued by TrueYou.Com Inc. in the sum of $125,000 to Andrew D. Lipman dated March 27, 2007.

10.9	Intercreditor and Collateral Agency Agreement dated March 16, 2007 among Laurus Master Fund, Ltd., North Sound Legacy International Ltd., North Sound

Legacy Institutional Fund LLC, Andrew D. Lipman and Seapine Investments LLC.

10.10

Amended and Restated Intercreditor and Collateral Agency Agreement dated March 27, 2007 among Laurus Master Fund, Ltd., North Sound Legacy International Ltd., North Sound Legacy Institutional Fund LLC, Andrew D. Lipman and Seapine Investments LLC.

10.11

Form of Unconditional Guaranty and Security Agreement of TrueYou subsidiaries to North Sound Legacy International Ltd., North Sound Legacy Institutional Fund LLC, Andrew D. Lipman and Seapine Investments LLC.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.