Form 10-Q
period 2006-12-30
TRUEYOU.COM
filed 2007-07-03
CIK 1316924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2006
OR
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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock, par value $0.001 per share, outstanding as of June 15, 2007 was 16,756,438.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TrueYou.Com Inc.
Condensed Consolidated Balance Sheets

	As of

	December 30,	July 1,

In thousands, except share and per share amounts	2006	2006

	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$2,814	$189
Restricted cash, current portion	1,616	1,602
Accounts receivable, net	413	137
Inventories, net	2,207	2,214
Prepaid Interest	1,226	—
Other current assets	1,485	1,009

Total current assets	9,761	5,151

Property and equipment, net	12,748	12,981
Other assets	899	855
Deferred financing costs, net	1,108	242
Restricted cash, non-current portion	786	845
Goodwill	18,072	18,072
Other intangibles, net	4,137	5,025

Total assets	$47,511	$43,171

Liabilities and Shareholders’ deficit:

Liabilities:
Current liabilities:
Accounts payable	$7,225	$7,984
Accrued expenses and other current liabilities	19,928	16,449
Deferred revenue	9,418	8,273
Current portion of long term debt (net of debt discount of $18.0 million and $0 as of December 30, 2006, and July 1, 2006 respectively)	22,066	5,839
Senior Debt Current (net of debt discount of $0.9 million as of July 1, 2006)	—	9,146

Total current liabilities	58,637	47,691
Convertible securities	122,826	197,565
Other long term liabilities	9,439	7,829

Total liabilities	190,902	253,085

Commitments and contingencies
Shareholders’ deficit:
Common stock, par value $0.001, authorized 20,000,000; issued and outstanding 14,995,513	15	15

Additional paid-in capital	2,446	4,347

Accumulated deficit	(145,852)	(214,276)

	As of

	December 30,	July 1,

In thousands, except share and per share amounts	2006	2006

Total shareholders’ deficit	(143,391)	(209,914)

Total liabilities and shareholders’ deficit	$47,511	$43,171

The accompanying notes are an integral part of the condensed consolidated financial statements

TrueYou.Com Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended

In thousands, except share and per share amounts	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005

Revenues:
Service	$5,176	$6,091	$9,824	$11,954
Retail and wholesale products	2,001	1,462	4,615	3,364

Total Revenue	7,177	7,553	14,439	15,318

Cost of Revenue:
Service	3,638	3,472	6,557	6,860
Retail and wholesale products	679	572	1,743	1,360

Total Cost of Revenue	4,317	4,044	8,300	8,220

Gross margin	2,860	3,509	6,139	7,098

Stock based compensation (income) expense	(3,169)	150	1,012	150
Selling, general and administrative expenses	10,733	10,333	21,700	18,305
Depreciation and amortization	1,135	1,160	2,301	2,269

Total operating expenses	8,699	11,643	25,013	20,724

Operating loss	(5,839)	(8,134)	(18,874)	(13,626)

Interest expense, net	1,706	1,969	4,384	3,070
Registration rights penalties	1,162	—	2,324	—
Unrealized (gain) loss on convertible securities	(53,470)	137,749	(94,006)	137,749

Income (loss) before income tax provision	44,763	(147,852)	68,424	(154,445)

Income tax provision	—	—	—	—

Net income (loss)	44,763	(147,852)	68,424	(154,445)

Accrual / (forfeitures) of dividends on preferred stock	383	(102)	765	362

Net income (loss) applicable to common shareholders	$44,380	$(147,750)	$67,659	$(154,807)

Basic and diluted income (loss) per common share:	$2.96	$(9.85)	$4.51	$(10.32)

Weighted average common shares outstanding, basic and diluted	14,995,513	14,995,513	14,995,513	14,995,513

The accompanying notes are an integral part of the condensed consolidated financial statements

TrueYou.Com Inc.
Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended

In thousands	December 30, 2006	December 31, 2005

Cash flows from operating activities:
Net income (loss)	$68,424	$(154,445)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,300	2,268
Loss on disposals	171	35
Amortization of deferred financing costs	153	44
Amortization of debt discount	1,294	—
Stock based compensation (income) expense	(1,012)	150
Non-cash interest expense	1,753	1,389
Unrealized (gain) loss on convertible securities	(94,006)	137,749
Changes in operating assets and liabilities:
Inventories	7	(555)
Accounts receivable	(276)	44
Other current assets	(1,983)	(335)
Other assets	(44)	(33)
Accounts payable	(759)	282
Accrued expenses and other current liabilities	2,057	935
Deferred revenue	1,145	330
Other long term liabilities	1,486	(348)

Net cash used in operating activities	(19,290)	(12,490)
Cash flows from investing activities:
Capital expenditures	(1,350)	(2,015)
Purchase of intangible asset	—	(113)

Net cash used in investing activities	(1,350)	(2,128)
Cash flows provided by financing activities:
Cash overdraft	—	(163)
Restricted cash	45	(673)
Proceeds of issuance of debt	32,450	—
Repayment of long term debt	(8,250)	(900)
Loan fees	(980)	—
Proceeds of issuance of TrueYou Series D Preferred stock	—	14,942
Proceeds of issuance of KAAI Series G Preferred stock	—	10,058
Proceeds of issuance of KAAI Series F Preferred stock	—	4,754

Net cash provided by financing activities	23,265	28,018

Net increase in cash and cash equivalents	2,625	13,400
Cash and cash equivalents - beginning of period	189	173

Cash and cash equivalents - end of period	$2,814	$13,573

Supplemental cash flow information
Non-cash financing activities:
Preferred stock dividends, net of preferred stock forfeitures	$765	$362
Reclassification of preferred stock into convertible securities	—	28,166
Beneficial conversion feature on preferred stock	—	2,830
Exchange of KAAI accrued dividends for TrueYou Series B Preferred Stock	—	464
Exchange of KAAI long term debt for TrueYou Series B Preferred Stock	—	19,205
Exchange of KAAI accrued interest for TrueYou Series B Preferred Stock	—	1,598
Classification of KAAI warrants issued with KAAI Preferred stock as liabilities	—	935
Exchange of senior debt for subordinated debt	1,750	—
Warrants issued with debt	19,267	—

The accompanying notes are an integral part of the condensed consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Unless otherwise indicated: references in these Notes to “TrueYou” refer to TrueYou.Com Inc.; references to “KAAI” refer to Klinger Advanced Aesthetics, Inc. and its consolidated subsidiaries; references to the “Company,” refer to TrueYou.Com Inc. and its consolidated subsidiaries (including KAAI); and the terms “fiscal quarter” and “three months” in this Quarterly Report on Form 10-Q refer to the quarter ended December 30, 2006.

1. Basis of Presentation

          On May 7, 2007, the Company entered into a Purchase and Sale Agreement pursuant to which it sold all of its spa/salons to GK Acquisition LLC, an unaffiliated third party (see Subsequent Events Note 10).

          The Company adopted a plan to sell the spa/salons in May 2007 and, accordingly the Company will present the operations of the stores as discontinued operations beginning in the fourth quarter of the current fiscal year. The consolidated financial statements presented herein include the results of operations for the spas/salons in continuing operations for the periods presented.

          The Company offers both cosmetic services and medical procedures to customers under one delivery system and combines them with salon and spa services together under a single brand, giving clients access to top service providers, unique treatments and predictable results in a state of the art environment. The Company has developed a skin care line of products (Cosmedicine TM or Cosmedicine) which is being distributed through Sephora USA, Inc. stores and the Company’s own facilities. The Company is the owner of the Cosmedicine trademark. The Company co-brands its trade name with the trade names of the salons and spas that it has acquired. The Company’s salons and spas share certain corporate resources such as senior management and administrative services. As of May 31, 2007, and as a result of the sale of the spa/salons described above, the Company had 29 employees. As of December 30, 2006 the Company had 542 employees.

          The consolidated financial statements presented herein pertain to the Company and its subsidiaries on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation.The Company considers that it operates in one segment for spa and salon domestic operations.

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

          The Company’s quarterly results have included the operating results of the spa/salons and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

          Beginning in fiscal year 2006, the Company began following the standard fiscal year of the retail industry, which is a 52 or 53 week period, with the end of a period being the closest Saturday to the end of a month.

          Going Concern Disclosure: The accompanying financial statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has experienced operating losses and negative cash flows from operations. As of December 30, 2006, the Company had an accumulated deficit of $145.9 million and a working capital deficiency of $48.9 million. Included in the Company’s net deficit at December 30, 2006 is the remeasurement of convertible securities. Cumulative charges recorded through the remeasurement of this obligation amounted to $38.7 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is ultimately dependent on its ability to increase sales and reduce expenses to a level that will allow it to operate profitably and sustain positive operating cash flows and raise additional capital. There have been no adjustments to the financial statements to reflect the outcome of this uncertainty. The Company has had several recent financings, with the most recent being completed on May 7, 2007 (see Subsequent Events Note 10). There is no assurance that the recent financings will be sufficient to fund operations until sales and profitability improves such that the Company is able to operate from internally generated cash flows.

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

Revenue Recognition

The Company records revenue based on the following types of product and service offerings:

•

Company run stores, medical, and internet sales - revenue is recognized for services rendered or products sold at the time when the service is performed or the item sold. When a gift card is purchased for a future service or product, the value of the card is recorded as a liability. In the past, we offered paper gift cards. For these paper cards, the entire liability remains on the balance sheet until the earlier of redemption or 36 months, for non-escheatable states. It is our historical experience that the likelihood of redemption after 36 months is remote. After 36 months, 80% of the remaining liability is relieved and recorded as other income. After 48 months, another 10% of the liability is relieved and recorded as other income. After 60 months, the last 10% of the remaining liability is relieved and recorded as other income. For escheatable states, the liability remains on the books until escheatment. Currently the only type of gift cards offered are electronic cards. For electronic cards, the entire liability remains on the books for the first year, less any redemptions. After the first year, the liability is reduced by five dollars per month as an inactivity fee and recorded to other income.

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

Goodwill

          Goodwill is tested for impairment annually or more frequently in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Fair values are estimated based on the Company’s best estimate of the expected present value of future cash flows and compared with the corresponding carrying value of the reporting unit, including goodwill. The Company considers its consolidated operations to be a single reporting unit when it tests for goodwill impairment due to the similar customer base and use of the Klinger name for its products and services, and the way in which management reviews the operations and allocates its resources. The Company tested for goodwill at July 1, 2006 and determined that the estimated fair value of the reporting unit exceeded its carrying amount, indicating no impairment of goodwill. Subsequent to the end of the quarter ended December 30, 2006, however, the Company believes that events have occurred that have fully impaired its goodwill (see Subsequent Events Note 10). As a result, the Company anticipates a charge of $18.1 million in its fiscal quarter ended March 31, 2007 to write-off all of its goodwill.

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

Income (Loss) Per Share

          Basic income (loss) per share represents the net income (loss) applicable to Common Shareholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted income (loss) per share represents the net loss applicable to Common Shareholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive securities that were outstanding during the period. Potential dilutive common stock equivalents for the three months ended December 30, 2006 consist of those related to: convertible preferred stock of 448.2 million, warrants 164.5 million, stock options 38.0 million, and registration rights 11.4 million. These common stock equivalents were not considered to be dilutive as there were not sufficient authorized shares to issue Common Stock. For the three months ended December 31, 2005, the impact of any convertible securities would be anti-dilutive due to either losses incurred during the period or out-of-the-money options and are not included in the diluted loss per share calculation.

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

3. Property and Equipment, net

          Following are the components of property and equipment included in the Consolidated Balance Sheets as of December 30, 2006 and July 1, 2006:

(Dollars in thousands)	December 30, 2006	July 1, 2006

Furniture and fixtures	$2,914	$2,337
Machinery and equipment	3,331	3,078
Leasehold improvements	11,610	11,261
Capital lease assets	439	439

Total property and equipment	18,294	17,115

Accumulated depreciation and amortization	(5,546)	(4,134)

Total property and equipment, net	$12,748	$12,981

          Depreciation expense for the three months ended December 30, 2006 and December 31, 2005 was $0.7 and $0.5 million, respectively, and for the six months ended December 30, 2006 and December 31, 2005 was $1.4 and $1.0 million, respectively.

4. Accrued Expenses and Other Current Liabilities

          The table below sets forth the Company’s accrued expenses and other current liabilities as of December 30, 2006 and July 1, 2006.

(Amounts in thousands)	December 31, 2006	July1, 2006

Accrued interest	$3,393	$2,735
Accrued dividends	3,239	2,474
Accrued management Fees	1,714	1,714
Due to Johns Hopkins – consulting fees	1,528	1,300

Accrued registration penalties (a)	3,871	1,547

Payroll, benefits and other	6,183	6,679

Total Accrued Expenses and Other Current Liabilities	$19,928	$16,449

(a) – Registration Rights Penalties

          On September 1, 2005, KAAI entered into an agreement with various stockholders regarding the registration of the shares of common stock underlying the securities they had purchased. The agreement, which was assumed by the Company in connection with the Share Exchange Agreement, included an obligation to file a resale registration statement covering the shares by February 18, 2006, which was 60 days after the closing date of the Share Exchange Agreement (the “Filing Date”). The Company did meet this requirement as it filed a Registration Statement on Form S-1 on January 24, 2006. In addition, the agreement required that the registration statement be declared effective by June 3, 2006 (105 days after the Filing Date), which the Company did not meet. Failure under either of the obligations under the original agreement required a cash payment. On December 20, 2006, an amendment to the agreement was signed which required the payment of damages through the issuance of warrants to purchase shares of Company Common Stock, at an exercise price of $0.001 per share. The number of Common Stock warrants to be issued for each period is calculated by dividing the liquidated damages of 1% of the aggregate purchase price paid by such stockholder for each 30-day period or pro rata portion, to the holders, by the higher of (A) the average closing trading price of the Common Stock during the 30-day period immediately before the last day of the relevant period and (B) $0.211254. The shareholders may also elect to receive a portion of the damages in cash.

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

          Due to the fact that the Company did not meet the effective date requirement by June 3, 2006 or the Authorized Share Increase requirement, a non-operating charge has been recorded for the combined estimated penalties of $1.2 million and $2.3 during the three months and six months ended December 30, 2006. This includes charges of $0.4 million per month. There is no maximum included in the agreement and penalties will continue to accrue for each agreement until the Company is able to achieve compliance. The cumulative obligation of $3.9 million represents the aggregate registration penalties payable through December 30, 2006 and is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

          Concurrent with the May 7, 2007 financing (see Subsequent Events Note 10), holders of the registration rights described above, agreed to waive any additional registration rights penalties incurred by the Company after December 30, 2006.

5. Long-Term Debt and Other Long Term Liabilities

          The Company’s long-term debt and other long-term liabilities as of December 30, 2006 and July 1, 2006 consist of the following:

			Amounts Outstanding

(Dollars in thousands)	Maturity Dates	Interest Rate %	December 30, 2006	July 1, 2006

Senior debt (a)	3/31/2009	12%	$—	$9,146

Senior debt (b)	6/30/2010	Prime + 2%	15,860	—

Subordinated debt (c)	7/1/2010	12%	5,206	4,839

Other long term debt
Note payable	Varies	5%	1,000	1,000

Other long term liabilities
Long term licensing obligation	12/1/2008	6%	3,618	3,818
Deferred construction allowance			120	130
Capital lease obligations	Varies	6%	298	393

Deferred Liability - Sephora			5,000	5,000

Stock based awards			2,147	—

Convertible securities			122,826	197,565

Total			156,075	221,891

Less current portion and amount included in other current liabilities*			23,810	16,497

Long-term portion			$132,265	$205,394

* Portion included in other current liabilities amounted to $1,744 and $1,512 at December 30, 2006 and July 1, 2006, respectively.

(a) - Senior Debt - TICC

          On July 6, 2006 the Company repaid $8.3 million of the senior debt from Technology Investment Capital Corp. (“TICC”) with proceeds from a financing it completed with Laurus Master Fund, Ltd. (“Laurus”), and the remaining $1.7 million outstanding was converted into the $5.2 million subordinated loan discussed below. As a result of the early repayment of the debt, the unamortized discount of $0.9 million and unamortized financing costs of $0.2 million were written off and recorded as interest expense upon repayment in the six months ended December 30, 2006.

(b) - Senior Debt - Laurus

          On July 6, 2006, the Company closed on a financing and issued to Laurus a Secured Term Note in the aggregate principal amount of $25.0 million (the “Laurus Note”) and issued to Laurus series A warrants, series B warrants and series C warrants to purchase up to 37,351,824 shares, 6,839,394 shares and 6,693,875 shares, respectively, of its common stock.

          The Company placed $2.5 million (the “Interest Amount”) of the proceeds in a restricted account to be utilized to pre-fund interest for the first year of the Laurus Note. Closing costs of $0.9 million were incurred by the Company relating to this debt. These costs were recorded as deferred financing costs and will be amortized to interest expense over the term of the note using straight-line amortization. The balance of $21.6 was placed into a restricted cash account which was released on July 11, 2006 when the Company satisfied the conditions associated with the Laurus Note. The Company used $8.3 million to pay off the existing senior debt held by TICC and an additional $0.1 million representing unpaid interest and other costs owed to TICC. Also in conjunction with the payoff of the senior debt and all related interest and fees was the release of $1.6 million of restricted cash previously held for interest payments. The restriction on the funds was removed in January 2007.

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

          The Company calculated a debt discount attributable to the value of these warrants to be $10.3 million, which will be amortized over the term of the Note using the effective interest method (see Note 8 for a discussion of assumptions used to value the warrants). As of December 30, 2006, this Note carried a debt discount of $9.1 million. For the three and six months ended December 30, 2006, the Company recorded interest expense of $0.6 million and $1.2 million respectively, related to the amortization of the debt discount. The warrants have a 10-year term and an exercise price equal to $0.01 per share, or in certain circumstances, may be exercised on a cashless basis. If, prior to the fourteenth month anniversary of June 30, 2006, (i) the Company’s obligations under the Note have been reduced to $12.5 million or less, then the series B warrants will automatically be cancelled and terminated; and (ii) the Company’s obligations under the Note have been reduced to zero, then the series C warrants will automatically be cancelled and terminated. The Company is obligated to file a registration statement with the Securities and Exchange Commission covering the resale of the shares underlying the warrants. As a result of the May 7, 2007 refinancing discussed below, the Company will cancel the combined 13,533,269 warrants held by Laurus, due to the prepayment.

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

          On March 8, 2007, Laurus sent the Company a notice of default relating to the $25.0 million Note and also the $1.0 million bridge loan obtained on December 22, 2006 (see Subsequent Events Note 10). As a result of this default, the Company has classified all its remaining debt as current as of December 30, 2006, in its Consolidated Balance Sheet.

          On May 7, 2007 the Company entered into an Amended and Restated Securities Purchase Agreement with Laurus pursuant to which the Company sold to Laurus a Secured Term Note in the aggregate principal amount of $54,650,000. On the Closing Date, the 25.0 million obligation of the Company to Laurus under the June 30, 2006 note and an additional $3.8 million default penalty incurred in the fiscal quarter ended March 31, 2007 was repaid (see Subsequent Events Note 10).

(c) - Subordinated Debt

$4.8 Million Subordinated Loan

          On July 11, 2006, the Company entered into an amended and restated loan agreement (the “Amended Subordinated Loan Agreement”) in order to amend and restate the provisions of its $4.8 million loan (the “Amended Subordinated Loan”) that the Company received from the Amended Subordinated Lenders on May 9, 2006 in order to conform its terms to the terms of the $5.2 million Subordinated Loan Agreement discussed below. Pursuant to a subordination agreement dated July 11, 2006, the Amended Subordinated Loan is subordinated to the Company’s existing senior indebtedness to Laurus under the Securities Purchase Agreement and the Related Agreements

          The Amended Subordinated Loan is evidenced by an amended and restated subordinated promissory note dated July 11, 2006 (the “Amended Subordinated Promissory Note”). The terms of the Amended Subordinated Promissory Note are identical to the terms of the Subordinated Promissory Note except that interest on the Amended Subordinated Promissory Note accrues from May 9, 2006.

          The Amended Subordinated Promissory Note ranks pari passu with the Subordinated Promissory Note.

          Pursuant to the Amended Subordinated Loan Agreement, the Company issued to the Amended Subordinated Lenders warrants to purchase an aggregate of 30,658,597 shares of Common Stock. These warrants have the same terms and rights, including piggyback registration rights, as the warrants that were issued pursuant to the Subordinated Loan Agreement described below. The Company calculated a debt discount attributable to the value of these warrants of $3.2 million, which will be amortized over the term of the note using the effective interest method (see Note 8 for a discussion of assumptions used to value the warrants). As of December 30, 2006, this note carried a debt discount of $3.1 million. For the three and six months ended December 30, 2006, the Company recorded interest expense of $0.03 million and $0.06 million respectively, related to the amortization of the debt discount.

          On May 7, 2007, each of the holders of the $4.8 million Subordinated Loan converted their indebtedness into shares of a newly created Series E Convertible Preferred Stock of the Company (see Subsequent Events Note 10).

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

          The Subordinated Promissory Note ranks pari passu with the Amended Subordinated Promissory Note.

          Pursuant to the Subordinated Loan Agreement, the Company issued to the Subordinated Lenders warrants to purchase an aggregate of 32,947,771 shares of Common Stock at an exercise price of $0.001 per share, subject to certain adjustments set forth therein. The warrants expire on June 30, 2013. The Subordinated Lenders are not entitled to receive shares of Common Stock upon exercise of the warrants if such receipt would cause such Subordinated Lender to be deemed to beneficially own in excess of 4.99% of the outstanding shares of Common Stock on the date of issuance of such shares. Such provision may by waived by any Subordinated Lender upon 61 days prior written notice to the Company. The Company recorded a debt discount in the amount of $3.4 million which is attributable to the value of the warrants issued. The debt discount will be amortized over the term of the loan using the effective interest method. As of December 30, 2006, this note carried a debt discount of $3.3 million. For the three and six months ended December 30, 2006, the Company recorded interest expense of $0.04 million and $0.07 million respectively, related to the amortization of the debt discount.

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

          On May 7, 2007, each of the holders of the $5.2 million Subordinated Loan converted their indebtedness into shares of a newly created Series E Convertible Preferred Stock of the Company (see Subsequent Events Note 10).

$4.0 Million Senior Subordinated Loans:

(i) $1.0 Million Senior Subordinated Secured Loan

          The Company entered into a Subordinated Securities Purchase Agreement (the “Laurus Purchase Agreement”) with Laurus dated as of December 22, 2006, pursuant to which the Company issued to Laurus (i) a Subordinated Secured Term Note in the principal amount of $1.0 million (the “Subordinated Secured

Note”); and (ii) warrants (the “Laurus Warrants”) to purchase up to 10,000,000 shares (the “Warrant Shares”), of the Company’ Common Stock. In the event the Subordinated Secured Note is not repaid by April 30, 2007, the Company has agreed to issue Laurus warrants with like terms to purchase an additional 8,750,000 shares of Common Stock. Due to the fact that this debt was not repaid by April 30, 2007, the Company will issue the additional 8,750,000 warrants to Laurus.

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

          The Laurus Warrants have a 7-year term and an exercise price equal to $0.001 per share. The Laurus Warrants also provide that if the fair market value of one share of Common Stock is greater than the exercise price Laurus may choose to exercise the warrant on a cashless exercise basis resulting in an issuance of net shares with no cash payment. The Company recorded a debt discount in the amount of $0.7 million which is attributable to the value of the warrants issued. The debt discount will be amortized over the term of the loan using the effective interest method. As of December 30, 2006, this note carried a debt discount of $0.7 million.

          On May 7, 2007, Laurus converted the $1.0 million loan into shares of a newly created Series E Convertible Preferred Stock of the Company (see Subsequent Events Note 10).

(ii) $3.0 Million Senior Subordinated Loan

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

          The Senior Subordinated Loan is evidenced by a senior subordinated promissory note dated December 22, 2006 (the “Senior Subordinated Note”) and bears interest at annual rate equal to twelve percent (12%) per annum of which 6% shall be paid in cash monthly, commencing 30 days from the closing (subject to the provisions of the Subordination Agreement) and the balance of 6% paid in kind and paid on the maturity date. The principal balance and remaining accrued interest on the Senior Subordinated Note is due on December 31, 2009.

          In the event that the Company consummates an equity financing at any time prior to the maturity date of the Senior Subordinated Note, each Senior Subordinated Lender may elect to convert the entire principal amount and accrued interest due to such Senior Subordinated Lender under the Senior Subordinated Note into equity on the same basis as in the equity offering.

          Pursuant to the Senior Subordinated Loan Agreement, the Company issued to the Senior Subordinated Lenders warrants to purchase an aggregate of 15,384,615 shares of Common Stock at an exercise price of $0.001 per share. The warrants expire on December 31, 2013. In the event the Laurus Note is not paid by April 30, 2007, certain holders of such Warrants have agreed to contribute 8,750,000 Warrants back to the Company and the Company has agreed to issue an additional 8,750,000 Warrants to Laurus. As the debt was not repaid by April 30, 2007, certain holders will return 8,750,000 warrants to the Company which will then be issued to Laurus per the agreement. The Company recorded a debt discount in the amount of $1.7 million which is attributable to the value of the warrants issued. The debt discount will be amortized over the term of the loan using the effective interest method. As of December 30, 2006, this note carried a debt discount of $1.7 million.

          On May 7, 2007, each of the holders of the $3.0 million Senior Subordinated Loan converted their indebtedness into shares of a newly created Series E Convertible Preferred Stock of the Company (see Subsequent Events Note 10).

Accrued Interest and Maturities of Other Long Term Debt

          Accrued interest of $3.4 million and $2.7 million is included in accrued expenses as of December 30, 2006 and July 1, 2006, respectively.

          Concurrent with the May 7, 2007 financing, various debt holders agreed to waive $0.8 million in accrued interest that is included in the December 30, 2006 Condensed Consolidated Balance Sheet.

6. Commitments and Contingencies

Litigation

UBS Lawsuit

          UBS Securities, LLC commenced a lawsuit against the Company in the Supreme Court of the State of New York, County of New York on September 18, 2006. The complaint alleges that UBS was engaged to provide investment banking services to the Company and that UBS is owed a fee of $1,750,000 with respect to a private placement that was consummated in June, 2006, and funded in July 2006. By order entered on May 25, 2007, the court granted UBS’s motion for summary judgment.  On June 5, 2007 the court entered judgment against the Company in the sum of $1,962,139.25, inclusive of interest and costs.  A hearing on UBS’s request for attorney’s fees will be held on July 10, 2007.   In the event the Company is required to pay this judgment, it would materially and adversely affect the Company. The Company does not believe a loss from an unfavorable outcome will exceed the amount accrued.

Other Contingencies

Mandalay Agreement

          A vendor asserted a claim relating to an October 1, 2005 agreement that was contested by the Company. An agreement between the parties was reached on February 1, 2007 to settle the dispute by granting the vendor 1,760,925 shares of Common Stock. The Company has recorded a marketing charge of $0.4 million for the six months ended December 30, 2006 for this claim and the $0.4 million is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

General

          The Company is a party to a number of legal actions, proceedings or claims. While any action, proceeding or claim contains an element of uncertainty, management believes that the outcome of such actions, proceedings or claims will not have a material adverse effect on the business, financial condition or results of operations.

Commitments

Acquisition of Nouvisage Corp:

          On September 12, 2006, the Company entered into a letter of intent to acquire Nouvisage Corp. (“Nouvisage”). Pursuant to the letter of intent, the transaction was to be structured as an acquisition of all of the capital stock of Nouvisage in exchange for newly issued shares of Series B Preferred Stock of the Company, par value $0.001 per share (the “Shares”), each of which would be convertible into 10,000 shares of Common Stock of the Company, par value $0.001 per share The acquisition was intended to qualify as a tax-free exchange under the Internal Revenue Code of 1986.

          The purchase price for the Shares was to be $6.5 million, subject to adjustment (the “Purchase Price”) and would be paid in Shares pro rata to the stockholders of Nouvisage (the “Sellers”) at the closing of the acquisition (the “Closing”).

          The letter of intent was terminable by either party if the acquisition did not close by January 10, 2007 (the “Termination Date”). Pursuant to the letter of intent, the Sellers and Nouvisage had agreed not to solicit, initiate, or encourage submission of or receive proposals or offers from another party until the Termination Date. The board of directors of both the Company and Nouvisage agreed to extend the Termination Date until March 1, 2007. As of June 15, 2007, the Companies have not extended the Termination date further and the exclusive period to negotiate has ended. Due to the end of the exclusivity period and the recent sale of the spa/salons (see Subsequent Events Note 10 for a discussion of the sale), it is unlikely that the acquisition will occur.

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

          Upon the signing of the letter of intent, the Company agreed to advance $300,000 to Nouvisage. In accordance with this agreement, as of June 15, 2007 the Company has advanced $300,000 to Nouvisage. If the Company does acquire Nouvisage, this advance will be applied to the purchase price. In addition, Nouvisage agreed to provide security of its obligations through the issuance of promissory notes which will allow the holder to convert such promissory notes into an aggregate of 17% of Nouvisage’s common ownership if not repaid. Pursuant to the letter of intent, if the acquisition does not close, Nouvisage has agreed to refund to the Company all amounts paid to Nouvisage, except for documented transaction costs of up to $75,000, in six equal monthly installments.

7. Related Party Transactions

L Capital Consulting Services Agreement

          On November 25, 2003 KAAI entered into a Consulting Services Agreement with L Capital pursuant to which L Capital performed consulting services for KAAI. Under the Agreement, KAAI was required to pay L Capital an annual consulting fee, payable in quarterly installments in arrears, equal to the higher of (a) $445,000 and (b) 1% of our gross revenues plus $20,000 for such year. As of December 30, 2006 and July 1, 2006, there were accrued and unpaid consulting fees to L Capital of approximately $876,841.

          On December 20, 2005, the Company terminated the Consulting Agreement with L Capital, and in accordance with this Agreement was obligated to pay all accrued and unpaid consulting fees within one year of termination. On December 19, 2006 a new agreement was signed which deferred this payment until (a) the $25.0 million in principal, along with the related interest of our senior debt issued on July 6, 2006 to Laurus has been paid, (b) the $10.0 million in principal, along with the related interest of our subordinated debt issued on July 11, 2006 has been paid and (c) the $4.0 million in principal, along with the related interest of senior subordinated debt issued on December 22, 2006. Upon the occurrence of all of the preceding, all accrued management fees will be due and payable.

          Concurrent with the May 7, 2007 financing, L Capital waived the $876,841 in accrued management fees included in the December 30, 2006 Condensed Consolidated Balance Sheet.

KCO Advisory Services Agreement

          On November 25, 2003 KAAI entered into an Advisory Services Agreement with KCO pursuant to which KCO performed advisory services for the Company. Under the Agreement KAAI was required to pay KCO an annual advisory fee, payable in quarterly installments in arrears, equal to the higher of (a) $425,000 and (b) 1% of our gross revenues for such year. As of December 30, 2006 and July 1, 2006, there were accrued and unpaid consulting fees to KCO of approximately $837,433.

          On December 20, 2005 the Company terminated the Advisory Agreement with KCO and in accordance with this Agreement was obligated to pay all accrued and unpaid advisory fees within one year of termination. On December 19, 2006 a new agreement was signed which deferred this payment until (a) the $25.0 million in principal, along with the related interest of our senior debt issued on July 6, 2006 to Laurus has been paid, (b) the $10.0 million in principal, along with the related interest of our subordinated debt issued on July 11, 2006 has been paid and (c) the $4.0 million in principal, along with the related interest of senior subordinated debt issued on December 22, 2006. Upon the occurrence of all of the preceding, all accrued management fees will be due and payable.

          Concurrent with the May 7, 2007 financing, KCO waived the $837,433 in accrued management fees included in the December 30, 2006 Condensed Consolidated Balance Sheet.

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

          On May 7, 2007, affiliates of Pequot converted their indebtedness into shares of a newly created Series E Convertible Preferred Stock of the Company (see Subsequent Events Note 10).

Loans by Klinger Investments

          Klinger Investments, LLC, an entity owned by William J. Kidd, the spouse of Carla G. Kidd, the sole Manager of Seapine Investments, LLC, a holder of more than 5% of the Common Stock of the Company and a 50% owner of Kidd & Company, LLC, loaned the Company $2,275,269 as part of the July 11, 2006 $5.2 million Subordinated Debt financing and May 9, 2006 $4.8 million Subordinated Debt financing and $650,000 in the $4 million December 22, 2006 Senior Subordinated financing and received 7 year warrants with an exercise price of $.001 per share to purchase an aggregate of 14,416,354 shares of Common Stock and 7 year warrants to purchase an aggregate of 2,904,762 shares of Common Stock. In the event the Laurus $1 million Senior Subordinated Loan is not repaid by April 30, 2007, warrants to purchase 2,708,374 shares will be returned by Klinger Investments to the Company for cancellation. Due to the fact that this debt was not repaid by April 30, 2007, the Company will cancel the 2,708,374 warrants held by Klinger Investments.

          On May 7, 2007, Klinger Investments, LLC converted its indebtedness into shares of a newly created Series E Convertible Preferred Stock of the Company (see Subsequent Events Note 10).

Loans by Laurus Master Fund Ltd.

          Laurus has loaned the Company $25,000,000 as Senior Secured Debt and $1 million as Senior Subordinated Secured Debt as described in this Report and received 10 year warrants with an exercise price of $.01 per share to purchase a total of 50,885,093 shares of Common Stock and 7 year warrants with an exercise price of $.001 per share to purchase a total of 10,000,000 shares of Common Stock. In addition Laurus is entitled to receive warrants to purchase an additional 8,750,000 shares of Common Stock if the $1,000,000 Senior Subordinated Secured Debt is not repaid by April 30, 2007. Due to the fact that this debt was not repaid by April 30, 2007, the Company will issue the additional 8,750,000 warrants to Laurus. If prior to the 14th month anniversary of June 30, 2006, the Company’s obligations to Laurus under the Senior Secured Debt have been reduced to $12,500,000 or less, then warrants to purchase 6,839,394 shares of Common Stock will be automatically cancelled and terminated and if at such time the Company’s obligations have been reduced to zero, then warrants to purchase an additional 6,693,875 shares of Common Stock will also be cancelled. As a result of the May 7, 2007 refinancing discussed below, the Company will cancel the combined 13,533,269 warrants held by Laurus, due to the prepayment.

          On May 7, 2007, the Company repaid the $25.0 million debt to Laurus as part of the Senior Debt financing and an additional $3.8 million default penalty incurred in the fiscal quarter ended March 31, 2007 (see Subsequent Events Note 10).

Loan by Richard Rakowski

          Richard Rakowski, the Chairman and former Chief Executive Officer of the Company, loaned the Company $850,000 as part of the Senior Subordinated Debt financing on December 22, 2006 and received 7 year warrants with an exercise price of $.001 per share to purchase 3,798,534 shares of Common Stock. In the event the Laurus $1 million Senior Subordinated Secured Loan is not repaid by April 30, 2007, warrants to purchase 3,541,666 shares of Common Stock will be returned to the Company for cancellation by Mr. Rakowski. Due to the fact that this debt was not repaid by April 30, 2007, the Company will cancel the 3,541,666 warrants held by Mr. Rakowski. Mr. Rakowski has also personally guaranteed certain obligations of the Company.

          On May 7, 2007, Mr. Rakowski converted his indebtedness into shares of a newly created Series E Convertible Preferred Stock of the Company (see Subsequent Events Note 10).

Loans by Andrew Lipman

          Andrew D. Lipman, a former Director, loaned the Company $150,000 in the July 11, 2006 $5.2 million Subordinated Debt Financing and received 7 year warrants with an exercise price of $.001 per share to purchase 950,416 shares of Common Stock and loaned the Company $200,000 in the December 22, 2006 Senior Subordinated financing and received 7 year warrants with an exercise price of $.001 per share to purchase 893,773 shares of Common Stock. In the event the Laurus $1 million Senior Subordinated Secured Loan is not repaid by April 30, 2007, warrants to purchase 833,334 shares of Common Stock will be returned to the Company for cancellation by Mr. Lipman. Due to the fact that this debt was not repaid by April 30, 2007, the Company will cancel the 833,334 warrants held by Mr. Lipman. Mr. Lipman loaned the Company a combined $250,000 in the combined $4.0 million Secured Demand Note financings completed on March 16, 2007 and March 27, 2007.

          On May 7, 2007, Mr. Lipman converted his indebtedness from the July 11, 2006 and December 22, 2006 financings into shares of a newly created Series E Convertible Preferred Stock of the Company (see Subsequent Events Note 10).

Sephora

          Sephora, with whom the Company has a strategic relationship, is a subsidiary of LVMH. L Capital Management SAS, which manages and represents L Capital, is also a subsidiary of LVMH, and as a result L Capital Management SAS and Sephora are affiliates. The Company’s decision to enter into a contract with Sephora was made independent of its relationship with L Capital. The Company has recorded $4.1 million in net revenues on a cumulative basis as of December 30, 2006. The Company recorded revenues of $0.5 million and $1.4 million for the three and six months ended December 30, 2006. At December 30, 2006, the Company had a $0.2 million payable balance to Sephora which is included in Accounts receivable, net in the Condensed Consolidated Balance Sheet.

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

          All existing stock options as of July 1, 2006 had been issued under the subsidiary (KAAI) 2003 stock option plan. Management has developed a new stock option plan (“The TrueYou.Com Inc. 2006 Stock Incentive Plan” or the “2006 Plan”) for the Company that was approved by the Board of Directors (“Board”) of the Company in the first quarter of fiscal year 2007. At that time, the Board also approved, subject to shareholder approval, the exchanging of KAAI options for TrueYou options under the 2006 Plan. The 2006 Plan must be submitted to the stockholders of the Company for their approval within twelve months. The Company believes that the approval of the 2006 Plan by the stockholders is perfunctory, and as such has considered all options approved by the Board as granted. All options granted by the Board in the three months ended September 30, 2006 have been granted under the 2006 Plan. No options were granted in the three months ended December 30, 2006.

          The 2006 Plan provides for awards of up to105 million shares of TrueYou Common Stock to employees and outside contractors in various forms. These include non-qualified options, incentive stock options, and stock appreciation rights. The 2006 Plan is administered by the Board, which also establishes the terms of the awards. Non-qualified stock options have been the only form of awards granted by the Board to date. A total of 27,698,738 shares of Common Stock remained available for future award grants as of December 30, 2006.

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

          Since the Company does not have sufficient shares authorized, it is required to treat the options as liability awards and remeasure at each reporting period based upon fair value, utilizing the Black-Scholes option pricing model. The Company recognized compensation income of approximately $3.2 million and compensation expense of $0.2 million for the three months ended December 30, 2006 and December 31, 2005, respectively for stock options granted and the subsequent remeasurement. The Company recognized compensation expense of approximately $1.0 and $0.2 million for the six months ended December 30, 2006 and December 31, 2005, respectively for stock options granted and the subsequent remeasurement. In addition, as of December 30, 2006, there was approximately $1.4 million in unrecognized stock based compensation expense related to non-vested stock options which is expected to be recorded in future periods over a weighted average period of 1.9 years.

          There were new TrueYou options for the purchase of $55.1 million shares of Common Stock granted during the six months ended December 30, 2006. There were additional TrueYou options to purchase $22.2 million shares of Common Stock issued as an exchange for Advanced Aesthetics, Inc. options. There were no options granted during the six months ended December 31, 2005.

          The weighted average fair value of the new employee options granted during the six months ended December 30, 2006 was $0.08. The fair value was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the six months ended December 30, 2006 and December 31, 2005:

	Six Months Ended

Assumptions	December 30, 2006	December 31, 2005

Expected dividend yield	None	N/A
Risk-free interest rate	4.6	N/A
Expected life of option grants	3.0	N/A
Forfeiture rate	2.5%	N/A
Expected volatility	50%	N/A

          The Company also provides stock options to some of its outside contractors. These options are subject to the provisions of EITF 96-8, which requires remeasurement of the awards until performance is complete. As a result, these awards were also revalued as of December 30, 2006. As of December 30, 2006 the weighted average fair value was $0.06, the weighted average interest rate was 4.8%, the forfeiture rate was 2.5%, and weighted average expected life was 3.1 years for these stock options.

          A summary of the Company’s stock option activity during the six months ended September 30, 2006 is follows:

	Options Outstanding

	Shares	Weighted Average Exercise Price

Outstanding, July 1, 2006 (1)	22,220,942	$0.34

Granted	77,301,262	0.28
Cancelled	(22,220,942)	0.34
Exercised	—	—

Outstanding, December 30, 2006	77,301,262	$0.28

(1)	1,892,850 KAAI options were exchanged for TrueYou options at an exchange rate of 11.73940981.

          As of December 30, 2006, the weighted average exercise prices and remaining contractual lives of stock options are as follows:

	Options outstanding			Options exercisable

Range of exercise prices	Number of options outstanding as of 12/30/06	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable as of 12/30/06	Weighted average price

Stock options issued @$0.19 to $0.34	77,301,262	9.3	$0.28	53,873,479	$0.28

Warrants

          The Company issued 139,876,075, warrants during the six months ended December 30, 2006 which were valued using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free rate of return – 5.08%; term – 8.1 years; volatility – 50%; dividend yield – 0.0%. The warrants were recorded as a discount to debt.

Warrants outstanding as of December 30, 2006 are as follows:

	Warrants Outstanding

	Shares	Weighted Average Exercise Price

Outstanding, July 1, 2006	63,638,769	$0.166

Granted	139,876,075	0.004
Cancelled	—	—
Exercised	—	—

Outstanding, December 30, 2006	203,514,844	$0.055

          At December 30, 2006, the exercise prices and remaining contractual lives of warrants are as follows:

	Warrants outstanding			Warrants exercisable

Range of exercise prices	Number of warrants outstanding as of 12/30/06	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable as of 12/30/06	Weighted average price

Warrants issued @ $.001 to $.230	203,514,844	6.8	varies	203,514,844	varies

9. Convertible Securities

          The Company has insufficient shares of Common Stock authorized to allow for the exercise of stock options or warrants, or allow the conversion of preferred stock. As a result, under EITF 00-19, the Company is required to classify these instruments as liabilities and remeasure the convertible securities at each reporting period end based on fair value. The Company determines the fair value of the convertible securities based on the number of shares common stock into which they are convertible and the current fair value of the common stock on the remeasurement date. Fair value of the Common Stock is determined based on actual amounts paid for a share of Common Stock in a transaction closest to the remeasurement date. The fair values of the Common Stock as of December 30, 2006 and July 1, 2006 were $0.19 and $0.39, respectively. The number of common shares into which the convertible securities are convertible was 646,452,766 and 506,576,690 as of December 30, 2006 and July 1, 2006, respectively. As of December 30, 2006, the Company remeasured the convertible securities based on an estimated fair value of approximately $122.8 million and recorded an unrealized gain of approximately $53.5 and $94.0 million for the three and six months ended December 30, 2006. As of December 31, 2005, the Company remeasured the convertible securities based on an estimated fair value of approximately $197.6 million and recorded an unrealized loss of approximately $137.7 for the three and six months ended December 31, 2005.

10. Subsequent Events

Bridge financings

(a) $2,000,000 Senior Secured Loans

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

         The Company, Laurus, and bridge lenders are negotiating to implement the integration of these loans into an agreement consistent with that of the May 2007 loan document discussed below.

(b) $2,000,000 Senior Secured Loans

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

         The Company, Laurus, and bridge lenders are negotiating to implement the integration of these loans into an agreement consistent with that of the May 2007 loan document discussed below.

Default on Senior Secured Debt

          On March 8, 2007, Laurus, the holder of the Company’s $25.0 million in principal amount of Senior Secured Debt and also the holder of $1.0 million in principal amount of Senior Subordinated Secured Debt, sent the Company a Notice of Default and Acceleration accelerating the obligations due to Laurus under the Secured Term Note issued as of June 30, 2006 and the Senior Subordinated Secured Term Note issued as of December 22, 2006. As a result of this default, the Company has classified all the debt discussed above as current as of December 30, 2006, in its Consolidated Balance Sheet. The Company incurred a $3.8 million penalty in May 2007 as a result of this default.

Impairment of Goodwill

          As a result of the notice of default received on the Senior Secured Debt on March 8, 2007 and the drop in the Company traded share price, the Company believes that there has been an impairment to its goodwill. As of May 30, 2007, the closing price of its Common Stock was $0.04. The default and the limited capital options determined after the event left the Company with no capacity to invest to maintain any remaining goodwill. Planned spending was curtailed relating to any non-essential activities or operations. This reduction in planned spending significantly reduced the projected cash flows of the stores/salons and the Company overall. As a result, the Company anticipates a charge of $18.1 million in its fiscal quarter ended March 31, 2007 to write-off all of its goodwill.

Closing of Beverly Hills

          On February 8, 2007, the Company reached an agreement with the landlord at Beverly Hills to surrender the leased property. Due to the limited capital and a revised business plan, the Company is unable to complete the remodeling and re-open the store. As a result of this agreement, the Company anticipates a charge of $0.6 million in the third quarter to write-off all of the net assets of the Beverly Hills facility.

Refinancing – Senior Debt

          On May 7, 2007 (the “Closing Date”), the Company entered into an Amended and Restated Securities Purchase Agreement with Laurus (“Purchaser”) pursuant to which (i) the Company sold to the Purchaser a Secured Term Note in the aggregate principal amount of $54,650,000 (the “Note”); and (ii) the Company issued to the Purchaser Series D Warrants (the “Series D Warrants”) and Series E Warrants (the “Series E Warrants”) collectively the “Warrants”) to purchase up to 29,276,583,452 shares and 9,245,236,880 shares, respectively (collectively, the “Warrant Shares”), of the Company’ Common Stock, par value $0.001 per share (the “Common Stock”).

          On the Closing Date, the obligations of the Company to Laurus under the June 30, 2006 note were repaid and the Company received $25,900,000 in new cash proceeds from the Note and placed $8,069,243 in a restricted account to be utilized to prefund interest of the Note. Other disbursements include a closing payment of $906,500 to Laurus Capital Management, LLC, an affiliate of Laurus, Laurus’ due diligence and structuring expenses of $10,000 and escrow agent fees of $2,000. The sum of $4,000,000 was wired to a Company account and an additional $12,912,256 was deposited to a restricted account to be disbursed to the Company in accordance with the Restricted Account Letter Agreement dated May 4, 2007, which provides that the Company must meet certain financial conditions including reaching settlements with creditors before further money is released.

          The Note matures on May 4, 2010. Interest accrues on the unpaid principal amount of the Note at a rate per annum equal to the “prime rate” published in The Wall Street Journal (the “Prime Rate”), plus two percent (2%) per annum (such sum being referred to as the “Contract Rate”). Interest is (i) calculated on the basis of a 360 day year on the unpaid principal amount of the Note outstanding from time to time during the applicable period; and (ii) payable monthly, in arrears, commencing on May 1, 2007, on the first business day of each consecutive calendar month thereafter through and including the Maturity Date, and on the Maturity Date, whether by acceleration or otherwise. The Contract Rate may be increased by 2% per annum in the event that sufficient shares of the Common Stock are not authorized to allow the Purchaser to exercise all of the Warrants by December 31, 2007, as described in the Purchase Agreement, and shall remain at such higher rate until such time as a sufficient number of such shares are authorized.

          The Company may prepay the Note by paying to the Purchaser a sum of money equal to (i) one hundred percent (100%) of the principal amount outstanding at such time together with accrued but unpaid interest thereon and any and all other sums due, accrued or payable to Purchaser arising under the Note, the Purchase Agreement or any other Related Agreement.

          In connection with the issuance of the Warrants, the Company entered into a Registration Rights Agreement dated May 4, 2007 with the Purchaser, pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the Warrant Shares within one year and to cause the registration statement to become effective within 90 days following the filing of such registration statement.

          The Warrants issued to the Purchaser have a 10-year term and an exercise price equal to $.001 per share. The Company will calculate a debt discount attributable to the value of these warrants which will be amortized over the term of the Note using the effective interest method. As the determination of the fair value of the warrants is finalized by the Company, an expense and corresponding liability will be recorded, as required by EITF 00-19 due to the insufficient number of shares authorized. The liability to be recorded for the securities will be adjusted to fair value at each reporting period until the number of authorized shares is increased to permit the exercise of these securities. Under the Purchase Agreement, if the conditions set forth in the Purchase Agreement are met within three years, then the Series E Warrant will be returned to the Company. The Company has agreed to issue a like warrant to Richard Rakowski, Chairman of the Company if the Series E warrants are returned to the Company. The conditions include that all of the Company’s obligations to Purchaser have been repaid and that the Company’s Total Debt (as defined) divided by the aggregate amount of EBITDA (as defined) for a 12 month period has not exceeded 4.0 for four consecutive months.

          If exercised in full, the Warrants issued to Laurus would constitute approximately 75% of the issued and outstanding Common Stock of the Company on a fully diluted basis provided however that such Warrants contain a “blocker” provision pursuant to which Laurus cannot exercise such Warrants to acquire more than 9.99% of the then outstanding shares of Common Stock of the Company provided further that such limitation may be waived by the Holder on not less than 61 days prior notice to the Company. The Warrants further provide that such limitation is automatically null and void following notice to the Company upon the occurrence and during the continuance of an Event of Default (as defined in the Purchase Agreement).

          The Company has agreed to use its best efforts to cause its certificate of incorporation to be amended to increase the number of authorized shares of Common Stock to such number as shall be sufficient to permit the exercise in full of the Warrants (such amount, the “Share Amount”). If the Purchaser notifies the Company at any time prior to the effective date of such amendment that it desires to exercise the Warrants prior to such effective date, the Company will promptly issue to the Purchaser, in exchange for the Warrants, substitute warrants exercisable to purchase that number of shares of its Series B Convertible Preferred Stock that are, upon authorization of the Share Amount, immediately convertible into the number of shares of Common Stock that would then have been issuable upon exercise of the Warrants in full if the certificate of incorporation of the Company had then provided for sufficient authorized shares of Common Stock to satisfy such exercise, and otherwise containing substantially the same terms and provisions as the Warrants. In the event that effective date of the amendment authorizing the Share Amount does not occur by December 31,

2007 as described in the Purchase Agreement, the Contract Rate of the Note may be increased by 2% per annum and shall remain at such higher rate until such time as the Share Amount is authorized.

Sale of Company Stores/salons

          On May 7, 2007, the Company entered into a Purchase and Sale Agreement pursuant to which it sold all of its spa/salons to GK Acquisition LLC, an unaffiliated third party (“Purchaser”). The agreement provides that the sale transaction is effective for accounting and profit/loss purposes as of April 1, 2007. The sale was implemented by the sale of the equity interests of various subsidiary entities of the Company as well as an assignment of leases. The sale includes all of the inventory, furniture, fixtures and equipment in the spa/salons and business and includes all rights in and to the name Georgette Klinger and various related intellectual property.

          In consideration for the sale, the Purchaser assumed $1,450,000 of accounts payable relating to the business as well as all outstanding gift card liability of the spa/salons. In addition the Purchaser issued a note to the Company in the amount of $150,000 due in 60 days.

          The parties also entered into various agreements in connection with the sale including a transition services agreement pursuant to which the Company will provide transitional services to the Purchaser as well as a Cosmedicine supply agreement pursuant to which the Company will supply the Purchaser with Cosmedicine products. Pursuant to the transaction, the Company agreed not to compete with the business sold for a period of three years.

          In connection with the sale, on May 7, 2007 the Company and Laurus entered into a Waiver and Consent Agreement whereby Laurus released its security interest in the assets sold in connection with the Purchase and Sale Agreement. As the Company could not sell the stores without approval from Laurus, the Company will record discontinued operations in the fourth quarter. The Company was not committed to a plan to sell the stores until the forth quarter as the required approval from Laurus occurred at that time. As a result of this sale, the Company anticipates a loss on sale of $2.5 million in the fourth quarter.

Conversion of Debt and Equity

          On May 7, 2007, each of the holders of the Company’s Series C Preferred Stock, Series D Preferred Stock and the holders of its Senior Subordinated Indebtedness and Subordinated Indebtedness aggregating an original principal amount of $14,038,710 and issued on May 9, 2006, July 11, 2006, and December 22, 2006 converted their shares of Preferred Stock and indebtedness, respectively, into shares of a newly created Series E Convertible Preferred Stock of the Company. The conversion was in connection with and as a condition to the Laurus financing and the issuance of Warrants by the Company to Laurus. An additional $1,000,000 of Subordinated Debt was also converted into Series E Convertible Preferred Stock of the Company.

          To implement the conversion, on May 7, 2007, the Company created a new Series E Convertible Preferred Stock. The Series E Preferred Stock is being utilized because the Company does not have sufficient authorized shares of Common Stock and ranks pari passu with the existing Common Stock and Series B Preferred Stock of the Company. Holders of Series E Preferred Stock shall have full voting rights and powers and equal to that of holders of Common Stock and Preferred B holders. The Series E Preferred Stock shall be initially convertible into Common Stock at the rate of one million shares of Common Stock per Preferred Share. These shareholders will also be entitled to dividends on a pari passu basis with that of the Common Stock holders.

Consulting Agreement – Richard Rakowski

          On May 7, 2007, the Company entered into a Consulting Agreement with Richard Rakowski, Chairman of the Company, pursuant to which Mr. Rakowski will provide consulting services for the Company. He will receive a fee at the annual rate of $295,000 from May 1, 2007, to August 31, 2007. From September 1, 2007, to December 31, 2007, the equivalent annual fee will decrease to $175,000 and from January 1, 2008 and thereafter, the equivalent rate will decrease to $125,000. In addition the Agreement provides that in the event that Mr. Rakowski is successful in specified transactions involving the Company, he is entitled to a success fee of 2.5% of the actual cash provided to the Company in such transactions. The agreement may be terminated at any time by either party.

Termination of Agreements – Johns Hopkins

          On May 7, 2007, the Company entered into an agreement with Johns Hopkins Medicine, Johns Hopkins University and Johns Hopkins Health Systems Corporation, pursuant to which the Consulting and Services Agreement between Advanced Aesthetics, Inc. and Johns Hopkins Medicine dated November 23, 2003, as amended was terminated effective April 13, 2007. Under the Agreement, KAA is required to pay Johns Hopkins $369,565 by July 31, 2007, and as of the effective date, Johns Hopkins will no longer provide services to the Company. As a result of this agreement, the Company will record a derecognition of the intangible asset of approximately $3.7 million and liability of approximately $3.3 million in the fourth quarter.

          The May 7, 2007 agreement also provides that the License and Management Agreement between Johns Hopkins University and the Company relating to the Company’s Chevy Chase, Maryland facility is terminated effective May 13, 2007, and that the Company shall pay Johns Hopkins all amounts due under that agreement by May 21, 2007. The Company paid $0.2 million as part of this agreement.

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

          Unless otherwise indicated in this Item 2, references to “TrueYou” refer to TrueYou.Com Inc.; references to “KAAI” refer to Klinger Advanced Aesthetics, Inc. and its consolidated subsidiaries; references to the “we,” “our,”, “Company”, and “us” refer to TrueYou.Com Inc. and its consolidated subsidiaries (including KAAI), as applicable; and the terms “fiscal quarter” and “three months” in this Quarterly Report on Form 10-Q refer to the quarter ended December 30, 2006.

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

Business Overview

          On May 7, 2007, the Company entered into a Purchase and Sale Agreement pursuant to which it sold all of its spa/salons to GK Acquisition LLC, an unaffiliated third party (see Subsequent Events Note 10).

          The Company adopted a plan to sell the spa/salons in May 2007 and, accordingly the Company will present the operations of the stores as discontinued operations beginning in the fourth quarter. The consolidated financial statements presented herein include the results of operations for the spas/salons in continuing operations for the periods presented.

          We offer both medical and non-medical services and products to customers. We co-brand our trade name with the trade names of the salons and spas that we acquired. We offer our Cosmedicine skin care products at retail through our own location and at wholesale through Sephora stores and the internet. We are developing and testing the Klinger 360° Best Practices Aesthetics System ™ (the “K360”), which to our knowledge is the first comprehensive software and hardware practice management system that facilitates the delivery of evidenced based “best practices” aesthetic services. Our salons and spas share certain corporate resources such as senior management and administrative services. As of May 31, 2007, and as a result of the sale of the spa/salons described above, we had 29 employees. As of December 30, 2006 we had 542 employees.

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

          Our financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since our inception, we have experienced substantial operating losses and negative cash flow from operations. As of December 30, 2006, we have an accumulated deficit of $145.9 million and a working capital deficit of $48.9 million. Included in our net deficit at December 30, 2006 is the remeasurement of convertible securities. Cumulative charges recorded through the remeasurement of this obligation amounted to $38.7 million. These factors raise substantial doubt about our ability to continue as a going concern. Also, as a result of our losses, the opinion of our Independent Registered Public Accountants on our audited financial statements for fiscal year 2006 included an explanatory paragraph relating to “going concern.” A going concern explanatory paragraph indicates that our auditors believe there is substantial doubt about our ability to continue as a going concern for at least a reasonable period of time. Our ability to continue as a going concern ultimately depends on our ability to increase sales and reduce expenses to a level that will allow us to operate profitably and sustain positive operating cash flows.

          On May 7, 2007 we entered into an Amended and Restated Securities Purchase Agreement with Laurus pursuant to which we sold to Laurus a Secured Term Note in the aggregate principal amount of $54,650,000. On the Closing Date, our 25.0 million obligation to Laurus under the June 30, 2006 note was repaid.

          There is no assurance that this recently completed financing will be sufficient to fund operations until sales and profitability improve to the point that KAAI is able to operate from internally generated cash flows.

Current Trends and Outlook

          We have recently completed some key initiatives that we believe will result in improved operating performance and profitability. On May 7, 2007, we sold all our stores/salons in an effort to improve profitability and cash flow. This will also allow management to focus on our Cosmedicine skin care line. In April 2007, we entered into a marketing agreement with Home Shopping Network (“HSN”) to promote and sell Cosmedicine products. Commencing in August of 2007, the Company, expects to sell selected products of its Cosmedicine skin care line through direct to consumer television programming on HSN. Cosmedicine is currently available in the United States at Sephora stores, Sephora’s website, Cosmedicine.com and spa locations formerly operated by the Company and which have been sold to GK Acquisitions LLC. We believe that these markets will provide excellent growth opportunities for our products.

          As discussed above, concurrent with the stores sale on May 7th, we completed a refinancing with Laurus. This capital was critical to the operations and will be a key to growing the Cosmedicine business.

          Earlier in the year, we had experienced significant challenges to raise sufficient capital to service our ongoing debt obligations and continue our operations as presently conducted. As discussed below (see Future Liquidity and Capital Needs), on March 8, 2007 Laurus sent a notice of default relating to its $25.0 million Secured Term Note and its $1.0 million Senior Subordinated Secured Term Note. This default was one of the factors that ultimately led to the selling of the stores. As a result of the this notice of default on the Senior Secured Debt and the drop in the Company traded share price, we believe that there has been an impairment to goodwill in our fiscal quarter ended March 31, 2007. As of May 30, 2007, the closing price of the Company’s Common Stock was $0.04. The default and the limited capital options determined after the event left the Company with no capacity to invest to maintain any remaining goodwill. Planned spending was curtailed relating to any non-essential activities or operations. This reduction in planned spending significantly reduced the projected cash flows of the stores/salons and the Company overall. As a result, we intend to record an $18.1 million expense in our fiscal quarter ended March 31, 2007 to write-off all of our goodwill.

          On February 8, 2007, we reached an agreement with the landlord at our Beverly Hills store to surrender the leased property. Due to our limited capital and revised business plan, we are unable to complete the remodeling and re-open the store. As a result of this agreement, we anticipate a net write-off of $0.6 million of net assets in the third quarter.

          We have had a small net decline in revenues for the three and six months ended December 30, 2006 versus the three and six months ended December 31, 2005 due primarily to some facilities experiencing lost revenue. We believe the reasons behind this trend include our facility in Boca Raton that has not fully recovered from hurricane damage that was sustained in October, 2005. This includes significant employee turnover at this facility as a result of the damage sustained. We permanently closed our Beverly Hills location, that had been temporarily closed for renovations, due to the ongoing rent expense and the significant capital investment it would have required to re-open it. We are also experienced declining revenues in some of our legacy stores, due to limited capital. These losses were partially offset in the quarter and six months ended December 30, 2006 with the continued success of our Cosmedicine products. We also plan to optimize the K360 system. The plan is to license the software to clients for a modest fee and to have it serve as the catalyst for the sale of our products and licensed services.

Revenue Sources

We derived revenue from the following sources during the periods:

Spa and Salon Services – Our salon offerings include services such as hair styling, coloring, texturizing, treatments, extensions, make-up artistry and manicure/pedicures. Our spa services include treatments such as facials, body treatments (exfoliation, wraps, cellulite treatments), waxing and massage therapy. Spa and salon service revenue represented 66% and 71% of our total operating revenues for the three months ended December 30, 2006 and December 31, 2005, respectively and 62% and 69% of our total operating revenues for the six months ended December 30, 2006 and December 31, 2005, respectively.

Spa and salon services are provided at all our operating stores.

Medical Services – Our medical offerings include injection services (Botox and Restylane), sclerotherapy (vein treatments), peels, microdermabrasion, permanent make-up, laser resurfacing and laser hair removal. Medical service revenue represented 6% and 9% of our total operating revenues for the three months ended December 30, 2006 and December 31, 2005, respectively and 6% and 9% of our total operating revenues for the six months ended December 30, 2006 and December 31, 2005, respectively.

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

Retail Product Sales – Include sales of third party products and our Cosmedicine products through our own locations. Retail product sales revenue represented 21% and 19% of our total operating revenues for the three months ended December 30, 2006 and December 31, 2005, respectively and 22% of our total operating revenues for the six months ended December 30, 2006 and December 31, 2005.

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

Wholesale Product Sales – Include sales of our Cosmedicine products at Sephora stores and through the internet. These products were launched in fiscal 2006 and represented 7% and 10% of our total operating revenues for the three and six months ended December 30, 2006, respectively. Sephora, with whom we have a strategic relationship, is a subsidiary of LVMH, SA and L Capital is a private equity fund sponsored by LVMH, SA and, as a result, Sephora and L Capital are affiliates. Net revenue recognized on sales to Sephora was $0.5 million and $1.4 million for the three and six months ended December 30, 2006. Our decision to enter into a strategic alliance with Sephora was made independent of our relationship with L Capital.

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

          Revenue Recognition: We record revenue based on the following types of product and service offerings:

•

Company run stores, medical, and internet sales - revenue is recognized for services rendered or product sold at the time when the service is performed or the item sold. When a gift card is purchased for a future service or product, the value of the card is recorded as a liability. In the past, we offered paper gift cards. For these paper cards, the entire liability remains on the balance sheet until the earlier of redemption or 36 months, for non-escheatable states. It is our historical experience that the likelihood of redemption after 36 months is remote. After 36 months, 80% of the remaining liability is relieved and recorded as other income. After 48 months, another 10% of the liability is relieved and recorded as other income. After 60 months, the last 10% of the remaining liability is relieved and recorded as other income. For escheatable states, the liability remains on the books until escheatment. Currently the only type of gift cards offered are electronic cards. The recording of the sale is the same as paper gift cards. But for electronic cards, the entire liability remains on the books for the first year, less any redemptions. After the first year, the liability is reduced by five dollars per month as an inactivity fee and recorded to other income.

•

Cosmedicine sales to Sephora – revenue is recognized as sales are made to Sephora. At the end of each quarter, an accrual is made for anticipated returns due to damages, store testers, and product with limited remaining code life.

          Impairment of Goodwill: We review long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. In addition, we review goodwill for impairment at least on an annual basis. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. As discussed above, as a result of the this notice of default on the Senior Secured Debt and the drop in the Company traded share price, we believe that there has been an impairment to goodwill in our fiscal quarter ended March 31, 2007. As of May 30, 2007, the closing price of the Company’s Common Stock was $0.04. As a result, we intend to record an $18.1 million expense in our fiscal quarter ended March 31, 2006 to write-off all of our goodwill.

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

          Convertible Securities: We remeasured our convertible securities in compliance with EITF 00-19, based on the fair value of our Common Stock into which they are convertible, since there are currently insufficient shares authorized to allow conversion. The fair value of the Common Stock is based in the price paid for a share of the stock closest to the measurement date. As of December 30, 2006 the closing price for our Common Stock was $0.19. Changes in the price paid for a share of our Common Stock can have a significant impact on the amount recorded for the convertible securities. For example, the movement up or down in the price of our Common Stock by $0.10 will cause the balance of convertible securities to fluctuate by approximately $65 million. This fluctuation would result in an impact to our net loss. As of May 30, 2007, the closing price of our Common Stock was $0.04. Convertible securities will convert back to equity when there are a sufficient number of shares of Common Stock authorized.

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

Three Months Ended December 30, 2006 and December 31, 2005

          The following table sets forth our operating revenues and cost of revenue data as a percentage of net sales for the three months ended December 30, 2006 and December 31, 2005:

	Three Months Ended

In thousands	December 30, 2006		December 31, 2005		Increase / (Decrease)	Percent Change

Operating Revenues
Services	$5,176	72%	$6,091	81%	$(915)	(15%)
Retail and wholesale	2,001	28%	1,462	19%	539	37%

Total Operating Revenue	$7,177	100%	$7,553	100%	$(376)	(5%)

Cost of Revenue
Services	$3,638	51%	$3,472	46%	$166	5%
Retail and wholesale	679	9%	572	8%	107	19%

Total Cost of Revenue	$4,317	60%	$4,044	54%	$273	7%

Gross Margin
Services	$1,538	21%	$2,619	35%	$(1,081)	(41%)
Retail and wholesale	1,322	18%	890	12%	432	49%

Total Gross Margin	$2,860	40%	$3,509	46%	$(649)	(18%)

Revenue

          The results of such sources for the three months ended December 30, 2006 and December 31, 2005 are as follows:

In thousands	Three Months Ended

	December 30, 2006		December 31, 2005		Increase / (Decrease)	Percent Change

Operating Revenues
Spa and salon services	$4,711	66%	$5,394	71%	$(683)	(13%)
Retail products	1,481	21%	1,462	19%	19	1%
Wholesale products	520	7%	0	—	520	—
Medical services	465	6%	697	9%	(232)	(33%)

Total Operating Revenue	$7,177	100%	$7,553	100%	$(376)	(5%)

          Revenue for the three months ended December 30, 2006 was $7.2 million compared to $7.6 million for the three months ended December 31, 2005, a decrease of $0.4 million. All revenues during the two quarters were derived from the U.S. The slight decrease in revenue was primarily due to a $0.7 million decrease in service revenue, comprised of spa and salon services, and the decrease of medical services of $0.2 million. The decrease was primarily due to the Boca Raton location which has not fully recovered from the major hurricane which hit in October 2005. Employees initially stayed with the Company as they anticipated capital spending to restore the spa to pre-hurricane conditions. But due to limited capital, we were not able to make the required repairs. While some of the damages were ultimately recovered from insurance, the proceeds were needed for operations and could not be used for capital improvements. The combination of damages and employee turnover led to a significant loss of the pre-existing customer base. Customers often follow long-term service providers to their new location. The decrease in spa and service revenue was $0.8 million for this location versus the three months ended December 31, 2005. In addition, we have decided to permanently close the Beverly Hills location that had been temporarily closed for remodeling. There were no revenues from this location in the three months ended December 30, 2006 versus $0.1 million for the three months ended December 31, 2005. We have also experienced a slight decline in several of our other legacy stores due to the limited capital available to maintain or increase the revenue base. These decreases were partially offset by wholesale product sales of $0.5 million for the three months ended December 30, 2006, from the Cosmedicine products sold to Sephora.

Cost of Revenue

          Cost of revenue increased to $4.3 million for the three months ended December 30, 2006 from $4.0 million for the three months ended December 31, 2005, an increase of $0.3 million. Cost of revenue represented 60% and 54% of operating revenues for the three months ended December 30, 2006 and December 31, 2005, respectively. The increase was primarily due to the higher cost of backbar usage in the salons for the quarter ended December 30, 2006. These are products used only for services provided at the salons and not sold at retail. In an effort to expand our Cosmedicine line, we began increasing the use of these products for backbar usage in our salons and reducing the usage of the Georgette Klinger backbar products and those of third party vendors. While we believe the Cosmedicine products provide additional benefits to customers, the cost of the Cosmedicine backbar products is higher than Georgette Klinger or those purchased from third party vendors.

Gross Margin

          Gross margin was 40% and 46% for the three months ended December 30, 2006 and December 31, 2005, respectively. The decline in gross margin was primarily due to the higher cost of backbar usage discussed above and higher payroll and commission structures which were partially offset by the launch of our Cosmedicine product line.

Operating Expenses

The following table compares our operating expenses for the three months ended December 30, 2006 and December 31, 2005:

	Three Months Ended

In thousands	December 30, 2006	December 31, 2005	Increase / (Decrease)	Percent Change

Operating Expenses
Share based compensation expense	$(3,169)	$150	$(3,319)	(2213%)
Payroll	3,118	3,535	(417)	(12%)
Depreciation and amortization	1,134	1,159	(25)	(2%)

Loss on disposal of fixed assets	—	35	(35)	—
Occupancy	1,691	1,288	403	31%
Insurance	1,114	588	526	89%
Equipment leasing	57	49	8	16%
Travel and entertainment	557	395	162	41%
Professional fees	2,834	2,445	389	16%
Office Expenses	272	144	128	89%
Advertising and marketing	292	656	(364)	(55%)
Credit card fees	198	83	115	139%
Postage and delivery	170	118	52	44%
Telephone	169	109	60	55%
Training and education	46	101	(55)	(54%)
Management fees	—	190	(190)	(100%)
Other	216	598	(382)	(64%)

Total Operating Expenses	$8,699	$11,643	$(2,944)	(25%)

          Operating expenses were $8.7 million for the three months ended December 30, 2006 compared to $11.6 million for the three months ended December 31, 2005, a decrease of $2.9 million. The decrease of 25.0% was primarily due to due to a $3.3 million decrease in stock option expense under SFAS No. 123R related primarily to the remeasurement at December 30, 2006.

Non-operating Expenses

The following table compares our non-operating expenses for the three months ended December 30, 2006 and December 31, 2005:

	Three Months Ended
In thousands	December 30, 2006	December 31, 2005	Increase / (Decrease)	Percent Change

Non-operating (Income) Expenses
Interest expense, net	$1,706	$1,969	$(263)	(13%)
Unrealized (gain) on convertible securities	(53,470)	137,749	(191,219)	(139%)
Registration rights penalties	1,162	—	1,162	—

Total Non-operating (Income) Expense	$(50,602)	$139,718	$(190,320)	(136%)

Interest Expense, net

          Interest expense was $1.7 million for the three months ended December 30, 2006 compared to $2.0 million for the three months ended December 31, 2005, a decrease of $0.3 million.

Unrealized Loss on Convertible Securities

          On December 20, 2005, as a result of the Share Exchange Agreement, the Company recorded the convertible securities at $65 million, which represented the carrying amount of the convertible securities issued under the arrangement. Since the securities issued are convertible into common shares and the Company did not have sufficient authorized shares to allow for that conversion, under EITF 00-19 the Company was required to reclassify these amounts as liabilities and remeasure them to fair value at each reporting period end. The Company remeasures the convertible securities at the end of each reporting period based on the share price of the True You Common Stock closest to the period end. At July 1, 2006 the share price was multiplied by the number of common shares into which the convertible securities were convertible, which was 506,576,690 as of that date. The per share trading value as of July 1, 2006 was $0.39, which resulted in an estimated fair value of the convertible securities of $197.6 million. During the three months ended December 30, 2006, the Company added 25,384,615 warrants issued with debt. As of December 30, 2006, the number of common shares into which the convertible securities were convertible was 646,452,766 as of that date. The per share trading value as of December 30, 2006 was $0.19, that resulted in an estimated fair value of the convertible securities of $122.8 million. The Company recorded an unrealized gain of approximately $53.5 million for the three months ended December 30, 2006.

Registration Rights Penalties

          The Company incurred penalties of $1.2 million for the three months ended December 30, 2006. The penalties are due to failure to meet conditions included in registration rights agreements with various stockholders.

          Concurrent with the May 7, 2007 financing, holders of the registration rights waived any additional registration rights penalties incurred by the Company after December 30, 2006.

Dividends Accrued on Preferred Stock

          Dividends accrued on preferred stock were $0.4 million for the three months ended December 30, 2006 as compared to net forfeitures of dividends of $0.1 million for the three months ended December 31, 2005. The increase was due to the forfeiture of dividends accrued on preferred stock which was converted into KAAI’s common stock and subsequently exchanged for TrueYou Series B Preferred Stock in the quarter ended December 31, 2005.

          Concurrent with the May 7, 2007 financing, preferred shareholders waived $3.2 million in accrued dividends fees included in the December 30, 2006 Condensed Consolidated Balance Sheet.

Six Months Ended December 30, 2006 and December 31, 2005

          The following table sets forth our operating revenues and cost of revenue data as a percentage of net sales for the six months ended December 30, 2006 and December 1, 2005:

	Six Months Ended

In thousands	December 30, 2006		December 31, 2005		Increase / (Decrease)	Percent Change

Operating Revenues
Services	$9,824	68%	$11,954	78%	$(2,130)	(18%)
Retail and wholesale	4,615	32%	3,364	22%	1,251	37%

Total Operating Revenue	$14,439	100%	$15,318	100%	$(879)	(6%)

Cost of Revenue
Services	$6,557	45%	$6,860	45%	$(303)	(4%)
Retail and wholesale	1,743	12%	1,360	9%	383	28%

Total Cost of Revenue	$8,300	57%	$8,220	54%	$80	1%

Gross Margin
Services	$3,267	23%	$5,094	33%	$(1,827)	(36%)
Retail and wholesale	2,872	20%	2,004	13%	868	43%

Total Gross Margin	$6,139	43%	$7,098	46%	$(959)	(14%)

          The results of such sources for the six months ended December 30, 2006 and December 31, 2005 are as follows:

	Six Months Ended

In thousands	December 30, 2006		December 31, 2005		Increase / (Decrease)	Percent Change

Operating Revenues
Spa and salon services	$9,007	62%	$10,603	69%	$(1,596)	(15%)
Retail products	3,191	22%	3,364	22%	(173)	(5%)
Wholesale products	1,424	10%	—	—	1,424	—
Medical services	817	6%	1,351	9%	(534)	(40%)

Total Operating Revenue	$14,439	100%	$15,318	100%	$(879)	(6%)

          Revenue for the six months ended December 30, 2006 was $14.4 million compared to $15.3 million for the six months ended December 31, 2005, a decrease of $0.9 million. All revenues during the periods were derived from the U.S. The decrease in revenue was primarily due to a $1.6 million decrease in service revenue, comprised of spa and salon services, and the decrease of medical services of $0.5 million. The decrease was primarily due to the Boca Raton location which has not fully recovered from the major hurricane which hit in October 2005. The combination of damages and employee turnover led to a significant loss of the pre-existing customer base. The decrease in spa and service revenue was $1.4 million for this location versus the six months ended December 31, 2005. In addition, we have decided to permanently close the Beverly Hills location that had been temporarily closed for remodeling. There were no revenues from this location in the six months ended December 30, 2006 versus $0.3 million for the six months ended December 31, 2005. We have also experienced a slight decline in several of our other legacy stores due to the limited capital available to maintain or increase the revenue base. These decreases were partially offset by wholesale product sales of $1.4 million for the six months ended December 30, 2006, from the Cosmedicine products sold to Sephora.

Cost of Revenue

          Cost of revenue increased to $8.3 million for the six months ended December 30, 2006 from $8.2 million for the six months ended December 31, 2005, an increase of $0.1 million. Cost of revenue increased from period to period as it represented 57% and 54% of operating revenues for the six months ended December 30, 2006 and December 31, 2005, respectively. The primary cause of the increase was an increase in the cost of backbar usage in the salons for the six months ended December 30, 2006.

Gross Margin

          Gross margin was 43% and 46% for the six months ended December 30, 2006 and December 31, 2005, respectively. The decline in gross margin was due primarily to the higher cost of backbar usage and higher payroll and commission structures which were partially offset by the launch of our Cosmedicine product line.

Operating Expenses

The following table compares our operating expenses for the six months ended December 30, 2006 and December 31, 2005:

	Six Months Ended

In thousands	December 30, 2006	December 31, 2005	Increase / (Decrease)	Percent Change

Operating Expenses
Share based compensation expense	$1,012	$150	$862	575%
Payroll	6,512	5,667	845	15%
Depreciation and amortization	2,300	2,268	32	1%
Loss on disposal of fixed assets	171	35	136	389%
Occupancy	3,326	2,572	754	29%
Insurance	2,006	1,147	859	75%
Equipment leasing	166	100	66	66%
Travel and entertainment	1,041	711	330	46%
Professional fees	5,274	4,170	1,104	26%
Office Expenses	575	293	282	96%
Advertising and marketing	1,075	1,123	(48)	(4%)
Credit card fees	358	286	72	25%
Postage and delivery	309	185	124	67%
Telephone	275	202	73	36%
Training and education	190	176	14	8%
Management fees	—	420	(420)	(100%)
Other	423	1,219	(796)	(65%)

Total Operating Expenses	$25,013	$20,724	$4,289	21%

          Operating expenses were $25.0 million for the six months ended December 30, 2006 compared to $20.7 million for the six months ended December 31, 2005, an increase of $4.3 million. The increase of 21.0% was primarily due to due to a $0.9 million increase in stock option expense under SFAS No. 123R related primarily to new options granted during the six months ended December 30, 2006 and the remeasurement at December 30, 2006, an increase of $1.1 million in professional fees for accounting, legal, information technology, inventory management services, software development, and public relations; a $.9 million increase in payroll due to a $0.5 increase in severance expense, and the addition of several senior management level officers; a $0.8 million increase in occupancy expenses due to the new leases on the flagship stores and headquarters versus the prior leases on the old locations, and $0.3 million increase in advertising and marketing due primarily to an agreement made after the end of the quarter to provide 1,760,925 shares of Common stock to a vendor in settlement of a prior unfulfilled contract.

Non-operating Expenses

The following table compares our non-operating expenses for the six months ended December 30, 2006 and December 31, 2005:

	Six Months Ended

In thousands	December 30, 2006	December 31, 2005	Increase / (Decrease)	Percent Change

Non-operating (Income) Expenses
Interest expense, net	$4,384	$3,070	$1,314	43%
Unrealized gain on convertible securities	(94,006)	137,749	(231,755)	(168%)
Registration rights penalties	2,324	—	2,324	—

Total Non-operating (Income) Expense	$(87,298)	$140,819	$(228,117)	(162%)

Interest Expense, net

          Interest expense was $4.4 million for the six months ended December 30, 2006 compared to $3.1 million for the six months ended December 31, 2005. The increase of $1.3 million was caused primarily by the write-off the unamortized discount and financing costs on the loan with Technology Investment Capital Corp of $0.9 million and $0.2 million, respectively, upon the early repayment. Interest expense also increased due to the increase in debt levels in the six months ended December 30, 2006 versus December 31, 2005, due to the new financing.

Unrealized Loss on Convertible Securities

          During the six months ended December 30, 2006, the Company added 139,876,075 warrants issued with debt. As of December 30, 2006, the number of common shares into which the convertible securities were convertible was 646,452,766 as of that date. The per share trading value as of December 30, 2006 was $0.19, which resulted in an estimated fair value of the convertible securities of $122.8 million. The Company recorded an unrealized gain of approximately $94.0 million for the six months ended December 30, 2006.

Registration Rights Penalties

          The Company incurred penalties of $2.3 million for the six months ended December 30, 2006. The penalties are due to failure to meet conditions included in registration rights agreements with various stockholders.

Dividends Accrued on Preferred Stock

          Dividends accrued on preferred stock were $0.8 million for the six months ended December 30, 2006 as compared to $0.4 million for the six months ended December 31, 2005. The increase was due to the forfeiture of dividends accrued on preferred stock which were converted into KAAI’s common stock and subsequently exchanged for TrueYou Series B Preferred Stock in the quarter ended December 31, 2005.

Financial Condition, Liquidity and Capital Resources

          Net cash used in operating activities was $19.3 million and $12.5 million for the six months ended December 30, 2006 and December 31, 2005, respectively. This deterioration of cash flows resulted primarily from an operating loss of $18.9 million for the six months ended December 30, 2006 versus an operating loss of $13.6 million for six months ended December 31, 2005.

          Net cash used in investing activities was $1.4 million and $2.1 million for the six months ended December 30, 2006 and December 31, 2005, respectively. The decrease is primarily due to capital expenditures.

          Cash flows provided by financing activities were $23.3 million and $28.0 million for the six months ended December 30, 2006 and December 31, 2005, respectively. For the six months ended December 30, 2006, financing activities were primarily the $24.2 net increase in debt due to the new financing, offset by the $0.9 million debt closing costs. For the six months ended December 31, 2005, cash flows from financing activities were primarily the result of the $14.9 million gross issuance of TrueYou Series D Preferred Stock, $10.1 million gross issuance of KAAI Series G Preferred Stock and $4.8 million gross from issuance of KAAI Series F Preferred Stock, which was subsequently exchanged for Series H Preferred Stock.

Future Liquidity and Capital Needs

          Since its inception, the Company has experienced operating losses and negative cash flow from operations. As of December 30, 2006, we had a cumulative deficit of $145.9 million and a working capital deficiency of $48.9 million. Included in our net deficit at December 30, 2006 is the remeasurement of convertible securities. Cumulative charges recorded through the remeasurement of this obligation amounted to $38.7 million. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is ultimately dependent on our ability to increase sales and reduce expenses to a level that will allow us to operate profitably and sustain positive operating cash flows and raise additional capital. The financial statements do not include any adjustments to reflect the outcome of this uncertainty. We have had several recent financings as described in this Report, with the most recent completed on May 7, 2007. There is no assurance that the recent refinancing will be sufficient to fund operations until sales and profitability improve to the point that the Company is able to operate from internally generated cash flows.

          On March 8, 2007, Laurus sent the Company a Notice of Default and Acceleration accelerating the obligations due to Laurus under the $25.0 million Secured Term Note issued as of June 30, 2006 and the $1.0 million Senior Subordinated Secured Term Note issued as of December 22, 2006. The Company incurred a $3.8 penalty in May 2007 as a result of this default.

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

          On May 7, 2007 the Company entered into an Amended and Restated Securities Purchase Agreement with Laurus pursuant to which the Company sold to Laurus a Secured Term Note in the aggregate principal amount of $54,650,000. On the Closing Date, the 25.0 million obligation of the Company to Laurus under the June 30, 2006 note and an additional $3.8 million default penalty incurred in the fiscal quarter ended March 31, 2007 was repaid

Contractual Obligations

          As of December 30, 2006, our contractual obligations were as follows:

			Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	23,581	3,801	8,908	6,572	4,300
Capitalized leases	311	207	104	—	—
Long-term debt (1)	40,039	40,039	—	—	—
Consulting obligation (2)	1,052	379	621	52	—

Totals	64,983	44,426	9,633	6,624	4,300

(1)	Does not include letters of credit securing lease obligations.

(2)	Includes contracted services with our Formulator for Cosmedicine, and consulting agreements with accounting, packaging, and IT consultants.

Off Balance Sheet Arrangements

          We do not have any off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows. We are exposed to market risk associated with changes in interest rates. Our cash resources earned interest at variable rates and, therefore, our return on these funds is affected by fluctuations in interest rates. There have been no changes in interest rates that would have a material impact on our consolidated financial position, results of operations or cash flows for the three and six months ended December 30, 2006.

          Convertible Securities: We remeasured our convertible securities in compliance with EITF 00-19, based on the fair value of our Common Stock into which they are convertible, since there are currently insufficient shares authorized to allow conversion. The fair value of the Common Stock is based on the price paid for a share of the stock closest to the measurement date. As of December 30, 2006 the closing price for our Common Stock was $0.19. Changes in the price paid for a share of our Common Stock can have a significant impact on the amount recorded for the convertible securities. For example, the movement up or down in the price of our Common Stock by $0.10 will cause the balance of convertible securities to fluctuate by approximately $65 million. This fluctuation would result in an impact to our net loss. As of May 30, 2007, the closing price of our Common Stock was $0.04. Convertible securities will convert back to equity when there are a sufficient number of shares of Common Stock authorized.

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

Remediation of Material Weaknesses

          In order to remediate these weaknesses, we have retained another accounting firm in which members of that firm’s accounting staff have worked under the supervision of our Chief Financial Officer. The Company has also retained an information technology firm to upgrade operating, financial and accounting systems which is expected to further improve the control environment. In addition, On May 1, 2006, we appointed a new Chief Financial Officer and in August 2006 we hired a Controller. We are also working to integrate our inventory system to improve our controls over inventory and related areas. We have made progress to remediate identified internal control deficiencies and to establish adequate internal controls over financial reporting during the six months ended December 30, 2006. The above remedial actions have not been in place long enough to have been tested and will be assessed for their adequacy on a continuous basis.

          Except as described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) since the fiscal year ended July 1, 2006 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

UBS Lawsuit

          UBS Securities, LLC commenced a lawsuit against the Company in the Supreme Court of the State of New York, County of New York on September 18, 2006. The complaint alleges that UBS was engaged to provide investment banking services to the Company and that UBS is owed a fee of $1,750,000 with respect to a private placement that was consummated in June, 2006 and funded in July 2006. By order entered on May 25, 2007, the court granted UBS’s motion for summary judgment. On June 5, 2007 the court entered judgment against the Company in the sum of $1,962,139.25, inclusive of interest and costs. A hearing on UBS’s request for attorney’s fees will be held on July 10, 2007. In the event the Company is required to pay this judgment, it would materially and adversely affect the Company. The Company does not believe a loss from an unfavorable outcome will exceed the amount accrued.

Item 6. Exhibits

1.	Exhibits: (see accompanying Exhibit Index included after the signature page of this Report for a list of exhibits filed in this Report).

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUEYOU.COM INC.

Date: July 3, 2007	By:	/s/ Matthew Burris

Matthew Burris
Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Description

10.1	James O'Crowley separation agreement.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Financial Officer.