Form 10-Q
period 2007-03-31
TRUEYOU.COM
filed 2007-08-07
CIK 1316924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock, par value $0.001 per share, outstanding as of July 15, 2007 was 16,756,438.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TrueYou.Com Inc.
Condensed Consolidated Balance Sheets

	As of

	March 31,	July 1,

In thousands, except share and per share amounts	2007	2006

	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$1,851	$189
Restricted cash, current portion	—	1,602
Accounts receivable, net	362	137
Inventories, net	2,383	2,214
Prepaid Interest	573	—
Other current assets	965	1,009

Total current assets	6,134	5,151

Property and equipment, net	11,199	12,981
Other assets	891	855
Deferred financing costs, net	1,029	242
Restricted cash, non-current portion	688	845
Goodwill	—	18,072
Other intangibles, net	3,144	5,025

Total assets	$23,085	$43,171

Liabilities and Shareholders’ deficit:

Liabilities:
Current liabilities:
Accounts payable	$7,761	$7,984
Accrued expenses and other current liabilities	22,892	16,449
Customer advances	8,615	8,273
Current portion of long term debt (net of debt discount of $17.2 million and $0 as of March 31, 2007, and July 1, 2006 respectively)	30,611	5,839
Senior Debt Current (net of debt discount of $0.9 million as of July 1, 2006)	—	9,146

Total current liabilities	69,879	47,691
Convertible securities	32,322	197,565
Other long term liabilities	5,176	7,829

Total liabilities	107,377	253,085

Commitments and contingencies
Shareholders’ deficit:
Common stock, par value $0.001, authorized 20,000,000; issued and outstanding 16,756,438 and 14,995,513 as of March 31, 2007 and July 1, 2006, respectively	17	15

Additional paid-in capital	2,414	4,347

Accumulated deficit	(86,723)	(214,276)

Total shareholders’ deficit	(84,292)	(209,914)

Total liabilities and shareholders’ deficit	$23,085	$43,171

The accompanying notes are an integral part of the condensed consolidated financial statements

TrueYou.Com Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended

In thousands, except share and per share amounts	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006

Revenues:
Service	$5,162	$6,492	$14,986	$18,446
Retail and wholesale products	1,960	3,991	6,575	7,355

Total Revenue	7,122	10,483	21,561	25,801

Cost of Revenue:
Service	2,859	3,945	9,416	10,805
Retail and wholesale products	1,186	1,233	2,929	2,593

Total Cost of Revenue	4,045	5,178	12,345	13,398

Gross margin	3,077	5,305	9,216	12,403

Stock based compensation (income) expense	(2,118)	(4)	(1,106)	146
Goodwill impairment	18,072	—	18,072	—
Intangibles impairment	626	—	626	—
Selling, general and administrative expenses	11,104	10,989	32,804	29,244
Depreciation and amortization	1,077	873	3,378	3,142

Total operating expenses	28,761	11,858	53,774	32,532

Operating loss	(25,684)	(6,553)	(44,558)	(20,129)

Interest expense, net	1,941	348	6,325	3,468
Registration rights penalties	—	—	2,324	—
Loan default penalty	3,750	—	3,750
Unrealized (gain) loss on convertible securities	(90,503)	147,000	(184,509)	284,749

Income (loss) before income tax provision	59,128	(153,901)	127,552	(308,346)

Income tax provision	—	—	—	—

Net income (loss)	59,128	(153,901)	127,552	(308,346)

Dividends on preferred stock	382	407	1,147	769

Net income (loss) applicable to common shareholders	$58,746	$(154,308)	$126,405	$(309,115)

Basic income (loss) per common share:	$3.67	$(10.29)	$8.25	$(20.61)

Diluted income (loss) per common share:	$2.94	$(10.29)	$6.32	$(20.61)

Weighted average common shares outstanding, basic	15,993,371	14,995,513	15,325,686	14,995,513

Weighted average common shares outstanding, diluted	20,000,000	14,995,513	20,000,000	14,995,513

The accompanying notes are an integral part of the condensed consolidated financial statements

TrueYou.Com Inc.
Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended

In thousands	March 31,	April 1,

	2007	2006
Cash flows from operating activities:
Net income (loss)	$127,552	$(308,346)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,378	3,141
Loss on disposals	1,318	—
Amortization of deferred financing costs	232	66
Amortization of debt discount	2,089	—
Stock based compensation (income) expense	(1,106)	146
Loan default penalty	3,750	—
Goodwill impairment	18,072	—
Intangibles impairment	626	—
Non-cash interest expense	2,139	1,478
Unrealized (gain) loss on convertible securities	(184,510)	284,749
Changes in operating assets and liabilities:
Inventories	(169)	(384)
Accounts receivable	(225)	(722)
Other current assets	(810)	(437)
Other assets	(36)	(134)
Accounts payable	(223)	337
Accrued expenses and other current liabilities	4,606	719
Customer advances	342	(209)
Other long term liabilities	(2,683)	(635)

Net cash used in operating activities	(25,658)	(20,231)
Cash flows from investing activities:
Capital expenditures	(1,659)	(3,983)
Purchase of intangible asset	—	(84)

Net cash used in investing activities	(1,659)	(4,067)
Cash flows provided by financing activities:
Cash overdraft	—	(163)
Restricted cash	1,759	(1,094)
Proceeds of issuance of debt	36,450	—
Repayment of long term debt	(8,250)	(900)
Loan fees	(980)	—
Proceeds of issuance of TrueYou Series D Preferred stock	—	14,964
Proceeds of issuance of KAAI Series G Preferred stock	—	10,058
Proceeds of issuance of KAAI Series F Preferred stock	—	4,754

Net cash provided by financing activities	28,979	27,619

Net increase in cash and cash equivalents	1,662	3,321
Cash and cash equivalents - beginning of period	189	173

Cash and cash equivalents - end of period	$1,851	$3,494

Supplemental cash flow information
Non-cash financing activities:
Preferred stock dividends, net of preferred stock forfeitures	$1,147	$769
Reclassification of preferred stock into convertible securities	—	11,726
Beneficial conversion feature on preferred stock	—	11,435
Exchange of KAAI accrued dividends for TrueYou Series B Preferred Stock	—	464
Exchange of KAAI long term debt for TrueYou Series B Preferred Stock	—	19,205
Exchange of KAAI accrued interest for TrueYou Series B Preferred Stock	—	1,598
Classification of KAAI warrants issued with KAAI Preferred stock as liabilities	—	3,765
Issuance of common stock as settlement of liability	352	—
Exchange of senior debt for subordinated debt	1,750	—
Warrants issued with debt	19,267	—

The accompanying notes are an integral part of the condensed consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Unless otherwise indicated: references in these Notes to “TrueYou” refer to TrueYou.Com Inc.; references to “KAAI” refer to Klinger Advanced Aesthetics, Inc. and its consolidated subsidiaries; references to the “Company,” refer to TrueYou.Com Inc. and its consolidated subsidiaries (including KAAI); and the terms “fiscal quarter” and “three months” in this Quarterly Report on Form 10-Q refer to the quarter ended March 31, 2007.

1. Basis of Presentation

          On May 7, 2007, the Company entered into a Purchase and Sale Agreement pursuant to which it sold all of its spa/salons to GK Acquisition LLC, an unaffiliated third party (see Subsequent Events Note 11).

          The Company adopted a plan to sell the spa/salons in May 2007 and, accordingly the Company will present the operations of the stores as discontinued operations beginning in the fourth quarter of the current fiscal year. The consolidated financial statements presented herein include the results of operations for the spas/salons in continuing operations for the periods presented.

          Prior to May 7, 2007 the Company offered both cosmetic services and medical procedures to customers under one delivery system and combines them with salon and spa services together under a single brand, giving clients access to top service providers, unique treatments and predictable results in a state of the art environment. The Company has developed a skin care line of products (Cosmedicine™ or Cosmedicine) which is being distributed through Sephora USA, Inc. stores and the Company’s own facilities. After May 7, 2007 the Company continued to sell Cosmedicine through Sephora USA. The Company is the owner of the Cosmedicine trademark. The Company co-brands its trade name with the trade names of the salons and spas that it has acquired. The Company’s salons and spas share certain corporate resources such as senior management and administrative services. As of July 15, 2007, and as a result of the sale of the spa/salons described above, the Company had 28 active employees. As of March 31, 2007 the Company had 501 employees.

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

          Going Concern Disclosure: The accompanying financial statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has experienced operating losses and negative cash flows from operations. As of March 31, 2007, the Company had an accumulated deficit of $86.7 million and a working capital deficiency of $63.7 million. Included in the Company’s net deficit at March 31, 2007 is the remeasurement of convertible securities. As of March 31, 2007, the Company remeasured the convertible securities based upon an estimated fair value of $32.3 million, which is included in the Consolidated Condensed Balance Sheet. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is ultimately dependent on its ability to increase sales and reduce expenses to a level that will allow it to operate profitably and sustain positive operating cash flows and raise additional capital. There have been no adjustments to the financial statements to reflect the outcome of this uncertainty. The Company has had several recent financings, with the most recent being completed on May 7, 2007 (see Subsequent Events Note 11). There is no assurance that the recent financings will be sufficient to fund operations until sales and profitability improves such that the Company is able to operate from internally generated cash flows.

2. Summary of Significant Accounting Policies

Use of Estimates

          In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. The more significant management estimates are the valuation of goodwill and other intangibles, useful lives of property and equipment and intangible assets, fair value of assets acquired in business combinations, provisions for inventory obsolescence, customer advance expirations and various contingencies. Actual results could differ from those estimates. Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known.

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

Goodwill

          Goodwill is tested for impairment annually or more frequently in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Fair values are estimated based on the Company’s best estimate of the expected present value of future cash flows and compared with the corresponding carrying value of the reporting unit, including goodwill. The Company considers its consolidated operations to be a single reporting unit when it tests for goodwill impairment due to the similar customer base and use of the Klinger name for its products and services, and the way in which management reviews the operations and allocates its resources. The Company tested for goodwill at July 1, 2006 and determined that the estimated fair value of the reporting unit exceeded its carrying amount, indicating no impairment of goodwill. In the quarter ended March 31, 2007, however, the Company believes that events have occurred that indicate that goodwill has been fully impaired (see Note 4). As a result, the Company has recorded a charge of $18.1 million in its fiscal quarter ended March 31, 2007 to write-off all of its goodwill.

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

          In the quarter ended March 31, 2007, the Company believes that events have occurred that indicate that intangible assets related to non-compete agreements, trademark / trade names, and customer relationships have been fully impaired (see Note 4). As a result, the Company has recorded a charge of $0.6 million in its fiscal quarter ended March 31, 2007 to write-off all of these intangible assets.

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

Income (Loss) Per Share

          Basic income (loss) per share represents the net income (loss) applicable to Common Shareholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted income (loss) per share represents the net loss applicable to Common Shareholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive securities that were outstanding during the period. Potential dilutive common stock equivalents for the three months ended March 31, 2007 consist of those related to: convertible preferred stock of 449.9 million, warrants 146.6 million, stock options 0.2 million, and registration rights 11.4 million. 4.0 million of the securities were considered to be common stock equivalents for the three months ended March 31, 2007. This represents the remaining authorized shares of Common Stock that could be issued for the period, as the Company has 20.0 million authorized shares. The remainder of the common stock equivalents were not considered to be dilutive as there were not sufficient authorized shares to issue additional Common Stock. For the three months ended April 1, 2006, the impact of any convertible securities would be anti-dilutive due to either losses incurred during the period or out-of-the-money options and are not included in the diluted loss per share calculation.

Software Development Costs

          The Company incurs costs for the development of its Klinger 360° Best Practices Aesthetics System ™ (the “K360”), which is a comprehensive software and hardware practice management system that facilitates the delivery of evidenced based “best practices” aesthetic services that is to be sold, leased, or licensed to third parties in the future. All software development costs have been appropriately accounted for in accordance with SFAS 86 Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. All costs have been expensed as incurred as technological feasibility has not yet been established.

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

3. Property and Equipment, net

          Following are the components of property and equipment included in the Consolidated Balance Sheets as of March 31, 2007 and July 1, 2006:

(Dollars in thousands)	March 31, 2007	July 1, 2006

Furniture and fixtures	$2,798	$2,337
Machinery and equipment	3,311	3,078
Leasehold improvements	10,869	11,261
Capital lease assets	439	439

Total property and equipment	17,417	17,115

Accumulated depreciation and amortization	(6,218)	(4,134)

Total property and equipment, net	$11,199	$12,981

          Depreciation expense for the three months ended March 31, 2007 and April 1, 2006 was $0.7 and $0.4 million, respectively, and for the nine months ended March 31, 2007 and April 1, 2006 was $2.1 and $1.4 million, respectively.

Closing of Beverly Hills Store

          On February 8, 2007, the Company reached an agreement with the landlord at the Beverly Hills salon to surrender the leased property. Due to the limited capital and a revised business plan, the Company was unable to complete the remodeling and re-open the store. As a result of this agreement, the Company recorded a charge of $0.6 million in the quarter ended March 31, 2007 to write-off all of the net assets of the Beverly Hills facility, and an additional $0.5 million charge to record the estimated costs it may incur as a result of surrendering the leased property. The $1.1 million expense associated with the closure of the Beverly Hills store is included in Selling, general and administrative expenses in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2007. The $0.5 million accrual is included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2007.

4. Impairment of Goodwill and Intangible Assets

          As a result of the notice of default received on the Senior Secured Debt on March 8, 2007 and the drop in the Company traded share price, the Company believes that there has been an impairment to its goodwill and intangible assets. As of July 20, 2007, the closing price of its Common Stock was $0.011. The default and the limited capital options determined after the event left the Company with no capacity to make the investments necessary to support the business plan. Planned spending was curtailed relating to any non-essential activities or operations. This reduction in planned spending significantly reduced the projected cash flows of the stores/salons and the Company overall. As a result, the Company has determined that its goodwill has been impaired and has recorded a charge of $18.1 million in its fiscal quarter ended March 31, 2007 to write-off all of its goodwill. It has also determined that intangible assets related to non-compete agreements, trademark / trade names, and customer relationships have been fully impaired due to the default and related events discussed above. As a result, the Company has recorded a charge of $0.6 million in its fiscal quarter ended March 31, 2007 to write-off all of these intangible assets.

5. Accrued Expenses and Other Current Liabilities

          The table below sets forth the Company’s accrued expenses and other current liabilities as of March 31, 2007 and July 1, 2006.

	March 31,	July 1,
(Amounts in thousands)	2007	2006

Accrued interest	$3,778	$2,735
Accrued dividends	3,621	2,474
Accrued management Fees	1,714	1,714
Due to Johns Hopkins – consulting fees (a)	3,209	1,300
Accrued registration penalties (b)	3,871	1,547
Payroll, benefits and other	6,699	6,679

Total Accrued Expenses and Other Current Liabilities	$22,892	$16,449

(a) – The agreement was terminated on May 7, 2007 (see Subsequent Events Note 11)

(b) – Registration Rights Penalties

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

          On March 12, 2007, holders of the registration rights described above, agreed to waive any additional registration rights penalties incurred by the Company after December 30, 2006 concurrent with the May 7, 2007 financing (see Subsequent Events Note 11).

          Due to the fact that the Company did not meet the effective date requirement by June 3, 2006 or the Authorized Share Increase requirement, a non-operating charge has been recorded for the combined estimated penalties of $0 and $2.3 million during the three months and nine months ended March 31, 2007. This includes charges of $0.4 million per month. Due to the waiver received on March 12, 2007 discussed above, the Company did not record any additional penalties for the quarter ended March 31, 2007. The cumulative obligation of $3.9 million represents the aggregate registration penalties payable through March 31, 2007 and is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

6. Long-Term Debt and Other Long Term Liabilities

          The Company’s long-term debt and other long-term liabilities as of March 31, 2007 and July 1, 2006 consist of the following:

			Amounts Outstanding

(Dollars in thousands)	Maturity Dates	Interest Rate %	March 31, 2007	July 1, 2006

Senior debt (a)	3/31/2009	12%	$—	$9,146

Senior debt (b)	6/30/2010	Prime + 2%	20,257	—

Senior demand notes (c)	Varies	Prime + 2%	4,000	—

Subordinated debt (d)	7/1/2010	12%	5,355	4,839

Other long term debt
Note payable	Varies	5%	1,000	1,000

Other long term liabilities
Long term licensing obligation	12/1/2008	6%	3,210	3,818
Deferred construction allowance			115	130
Capital lease obligations	Varies	6%	250	393

Deferred Liability - Sephora			5,000	5,000

Stock based awards			30	—

Convertible securities			32,322	197,565

Total			71,539	221,891

Less current portion and amount included in other current liabilities*			34,041	16,497

Long-term portion			$37,498	$205,394

* Portion included in other current liabilities amounted to $3,430 and $1,512 at March 31, 2007 and July 1, 2006, respectively.

(a) - Senior Debt - TICC

          On July 6, 2006 the Company repaid $8.3 million of the senior debt from Technology Investment Capital Corp. (“TICC”) with proceeds from a financing it completed with Laurus Master Fund, Ltd. (“Laurus”), and the remaining $1.7 million outstanding was converted into the $5.2 million subordinated loan discussed below. As a result of the early repayment of the debt, the unamortized discount of $0.9 million and unamortized financing costs of $0.2 million were written off and recorded as interest expense upon repayment in the nine months ended March 31, 2007.

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

          The Laurus Note matures on June 30, 2010 and interest accrues at a rate per annum equal to the “prime rate,” plus two percent (2%) per annum, payable monthly, in arrears, and commenced on August 1, 2006. These payments are approximately $0.2 million per month. Commencing on August 1, 2007, the Company will make monthly principal payments to Laurus in an amount equal to $0.4 million together with any accrued and unpaid interest on such portion of the outstanding principal amount plus any and all other unpaid amounts which are then owing under the Laurus Note. The Company’s payment obligations are guaranteed by the Company’s subsidiaries and are secured by all of the Company’s and such subsidiaries’ assets.

          The Company calculated a debt discount attributable to the value of these warrants to be $10.3 million, which will be amortized over the term of the Laurus Note using the effective interest method (see Note 9 for a discussion of assumptions used to value the warrants). As of March 31, 2007, the Laurus Note carried a debt discount of $8.5 million. For the three and nine months ended March 31, 2007, the Company recorded interest expense of $0.6 million and $1.8 million respectively, related to the amortization of the debt discount. The warrants have a 10-year term and an exercise price equal to $0.01 per share, and in certain circumstances, may be exercised on a cashless basis. If, prior to the fourteenth month anniversary of June 30, 2006, (i) the Company’s obligations under the Laurus Note have been reduced to $12.5 million or less, then the series B warrants will automatically be cancelled and terminated; and (ii) the Company’s obligations under the Laurus Note have been reduced to zero, then the series C warrants will automatically be cancelled and terminated. The Company is obligated to file a registration statement with the Securities and Exchange Commission covering the resale of the shares underlying the warrants. As a result of the May 7, 2007 refinancing discussed below, the Company will cancel the combined 13,533,269 warrants held by Laurus, due to the prepayment.

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

Default on Senior Secured Debt

          On March 8, 2007, Laurus, the holder of the Company’s $25.0 million in principal amount of Senior Secured Debt and also the holder of $1.0 million in principal amount of Senior Subordinated Secured Debt, sent the Company a Notice of Default and Acceleration accelerating the obligations due to Laurus under the Secured Term Note issued as of June 30, 2006 and the Senior Subordinated Secured Term Note issued as of December 22, 2006. As a result of this default, the Company has classified all the debt discussed above as current on its March 31, 2007 Consolidated Balance Sheet. The Company incurred a $3.8 million penalty as a result of this default, which has been included in Current portion of long term debt on the March 31, 2007 Condensed Consolidated Balance Sheet.

Refinancing

          On May 7, 2007 the Company entered into an Amended and Restated Securities Purchase Agreement with Laurus pursuant to which the Company sold to Laurus a Secured Term Note in the aggregate principal amount of $54,650,000. On the Closing Date, the $25.0 million obligation of the Company to Laurus under the June 30, 2006 note and an additional $3.8 million default penalty incurred in the fiscal quarter ended March 31, 2007 was repaid (see Subsequent Events Note 11).

(c) – SeniorDemand Notes

March 16, 2007 - $2,000,000 Senior Secured Loans

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

          The Company, Laurus, and bridge lenders are negotiating to implement the integration of these loans into an agreement consistent with that of the May 2007 loan documentation with Laurus (see Subsequent Events Note 11).

March 27, 2007 - $2,000,000 Senior Secured Loans

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

          The Company, Laurus, and bridge lenders are negotiating to implement the integration of these loans into an agreement consistent with that of the May 2007 loan documentation with Laurus (see Subsequent Events Note 11).

(d) - Subordinated Debt

$4.8 Million Subordinated Loan

          On July 11, 2006, the Company entered into an amended and restated loan agreement (the “Amended Subordinated Loan Agreement”) in order to amend and restate the provisions of its $4.8 million loan (the “Amended Subordinated Loan”) that the Company received from the Amended Subordinated Lenders on May 9, 2006 in order to conform its terms to the terms of the $5.2 million Subordinated Loan Agreement discussed below. Pursuant to a subordination agreement dated July 11, 2006, the Amended Subordinated Loan is subordinated to the Company’s existing senior indebtedness to Laurus under the Securities Purchase Agreement and the Related Agreements.

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

          The Amended Subordinated Promissory Note ranks pari passu with the Subordinated Promissory Note.

          Pursuant to the Amended Subordinated Loan Agreement, the Company issued to the Amended Subordinated Lenders warrants to purchase an aggregate of 30,658,597 shares of Common Stock. These warrants have the same terms and rights, including piggyback registration rights, as the warrants that were issued pursuant to the Subordinated Loan Agreement described below. The Company calculated a debt discount attributable to the value of these warrants of $3.2 million, which will be amortized over the term of the note using the effective interest method (see Note 9 for a discussion of assumptions used to value the warrants). As of March 31, 2007, this note carried a debt discount of $3.1 million. For the three and nine months ended March 31, 2007, the Company recorded interest expense of $0.03 million and $0.09 million respectively, related to the amortization of the debt discount.

          On May 7, 2007, each of the holders of the $4.8 million Subordinated Loan converted their indebtedness into shares of a newly created Series E Convertible Preferred Stock of the Company (see Subsequent Events Note 11).

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

          The Subordinated Promissory Note ranks pari passu with the Amended Subordinated Promissory Note.

          Pursuant to the Subordinated Loan Agreement, the Company issued to the Subordinated Lenders warrants to purchase an aggregate of 32,947,771 shares of Common Stock at an exercise price of $0.001 per share, subject to certain adjustments set forth therein. The warrants expire on June 30, 2013. The Subordinated Lenders are not entitled to receive shares of Common Stock upon exercise of the warrants if such receipt would cause such Subordinated Lender to be deemed to beneficially own in excess of 4.99% of the outstanding shares of Common Stock on the date of issuance of such shares. Such provision may by waived by any Subordinated Lender upon 61 days prior written notice to the Company. The Company recorded a debt discount in the amount of $3.4 million which is attributable to the value of the warrants issued. The debt discount will be amortized over the term of the loan using the effective interest method. As of March 31, 2007, this note carried a debt discount of $3.3 million. For the three and nine months ended March 31, 2007, the Company recorded interest expense of $0.03 million and $0.1 million respectively, related to the amortization of the debt discount.

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

          On May 7, 2007, each of the holders of the $5.2 million Subordinated Loan converted their indebtedness into shares of a newly created Series E Convertible Preferred Stock of the Company (see Subsequent Events Note 11).

$4.0 Million Senior Subordinated Loans:

(i)      $1.0 Million Senior Subordinated Secured Loan

          The Company entered into a Subordinated Securities Purchase Agreement (the “Laurus Purchase Agreement”) with Laurus dated as of December 22, 2006, pursuant to which the Company issued to Laurus (i) a Subordinated Secured Term Note in the principal amount of $1.0 million (the “Subordinated Secured Note”); and (ii) warrants (the “Laurus Warrants”) to purchase up to 10,000,000 shares (the “Warrant Shares”), of the Company’s Common Stock. In the event the Subordinated Secured Note is not repaid by April 30, 2007, the Company has agreed to issue Laurus warrants with like terms to purchase an additional 8,750,000 shares of Common Stock. Due to the fact that this debt was not repaid by April 30, 2007, the Company will issue the additional warrants to Laurus.

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

          The Laurus Warrants have a 7-year term and an exercise price equal to $0.001 per share. The Laurus Warrants also provide that if the fair market value of one share of Common Stock is greater than the exercise price Laurus may choose to exercise the warrant on a cashless exercise basis resulting in an issuance of net shares with no cash payment. The Company recorded a debt discount in the amount of $0.7 million which is attributable to the value of the warrants issued. The debt discount will be amortized over the term of the loan using the effective interest method. As of March 31, 2007, this note carried a debt discount of $0.7 million. For the nine months ended March 31, 2007, the Company recorded interest expense of $0.02 million related to the amortization of the debt discount.

          On May 7, 2007, Laurus converted the $1.0 million loan into shares of a newly created Series E Convertible Preferred Stock of the Company (see Subsequent Events Note 11).

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

          Pursuant to the Senior Subordinated Loan Agreement, the Company issued to the Senior Subordinated Lenders warrants to purchase an aggregate of 15,384,615 shares of Common Stock at an exercise price of $0.001 per share. The warrants expire on December 31, 2013. In the event the Laurus Note is not paid by April 30, 2007, certain holders of such Warrants have agreed to contribute 8,750,000 Warrants back to the Company and the Company has agreed to issue an additional 8,750,000 Warrants to Laurus. As the debt was not repaid by April 30, 2007, certain holders will return 8,750,000 warrants to the Company which will be then be issued to Laurus per the agreement. The Company recorded a debt discount in the amount of $1.7 million which is attributable to the value of the warrants issued. The debt discount will be amortized over the term of the loan using the effective interest method. As of March 31, 2007, this note carried a debt discount of $1.6 million. For the three and nine months ended March 31, 2007, the Company recorded interest expense of $0.05 million and $0.06 million respectively, related to the amortization of the debt discount.

          On May 7, 2007, each of the holders of the $3.0 million Senior Subordinated Loan converted their indebtedness into shares of a newly created Series E Convertible Preferred Stock of the Company (see Subsequent Events Note 11).

Accrued Interest and Maturities of Other Long Term Debt

          Accrued interest of $3.8 million and $2.7 million is included in accrued expenses as of March 31, 2007 and July 1, 2006, respectively.

          Concurrent with the May 7, 2007 financing, various debt holders agreed to waive $1.2 million in accrued interest that is included in the March 31, 2007 Condensed Consolidated Balance Sheet.

7. Commitments and Contingencies

Litigation

UBS Lawsuit

          UBS Securities, LLC commenced a lawsuit against the Company in the Supreme Court of the State of New York, County of New York on September 18, 2006. The complaint alleges that UBS was engaged to provide investment banking services to the Company and that UBS is owed a fee of $1,750,000 with respect to a private placement that was consummated in June, 2006, and funded in July 2006. By order entered on May 25, 2007, the court granted UBS’s motion for summary judgment. On June 5, 2007 the court entered judgment against the Company in the sum of $1,962,139.25, inclusive of interest and costs. A hearing on UBS’s request for attorney’s fees will be held on September 5, 2007. In the event the Company is required to pay this judgment in full, it would materially and adversely affect the Company. The Company does not believe the final settlement will exceed the amount accrued.

Other Contingencies

Mandalay Agreement

          A vendor asserted a claim relating to an October 1, 2005 agreement that was contested by the Company. An agreement between the parties was reached on February 1, 2007 to settle the dispute by granting the vendor 1,760,925 shares of Common Stock. The Company has recorded a marketing charge of $0.4 million for the nine months ended March 31, 2007 for this claim and $0.4 million is included in Additional paid-in capital on the March 31, 2007 Consolidated Balance Sheet, as a result of the issuance of the shares in the quarter ended March 31, 2007.

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

          The letter of intent was terminable by either party if the acquisition did not close by January 10, 2007 (the “Termination Date”). Pursuant to the letter of intent, the Sellers and Nouvisage had agreed not to solicit, initiate, or encourage submission of or receive proposals or offers from another party until the Termination Date. The board of directors of both the Company and Nouvisage agreed to extend the Termination Date until March 1, 2007. As of July 15, 2007, the parties have not extended the Termination Date further and the exclusive period to negotiate has ended. Due to the end of the exclusivity period and the recent sale of the spa/salons (see Subsequent Events Note 11 for a discussion of the sale), it is unlikely that the acquisition will occur.

          Upon the signing of the letter of intent, the Company agreed to advance $300,000 to Nouvisage. In accordance with this agreement, as of July 15, 2007 the Company has advanced $300,000 to Nouvisage. Pursuant to the letter of intent, if the acquisition does not close, Nouvisage has agreed to refund to the Company all amounts paid to Nouvisage, except for documented transaction costs of up to $75,000, in six equal monthly installments. Due to the Company’s belief that the collectibility of these advances is in doubt, the Company has recorded a charge of $0.3 million in the quarter ended March 31, 2007, to fully reserve for this receivable.

8. Related Party Transactions

L Capital Consulting Services Agreement

          On November 25, 2003 KAAI entered into a Consulting Services Agreement with L Capital pursuant to which L Capital performed consulting services for KAAI. Under the Agreement, KAAI was required to pay L Capital an annual consulting fee, payable in quarterly installments in arrears, equal to the higher of (a) $445,000 and (b) 1% of our gross revenues plus $20,000 for such year. As of March 31, 2007 and July 1, 2006, there were accrued and unpaid consulting fees to L Capital of approximately $876,841.

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

          Concurrent with the May 7, 2007 financing, L Capital waived the $876,841 in accrued management fees included in the March 31, 2007 Condensed Consolidated Balance Sheet.

KCO Advisory Services Agreement

          On November 25, 2003 KAAI entered into an Advisory Services Agreement with KCO pursuant to which KCO performed advisory services for the Company. Under the Agreement KAAI was required to pay KCO an annual advisory fee, payable in quarterly installments in arrears, equal to the higher of (a) $425,000 and (b) 1% of our gross revenues for such year. As of March 31, 2007 and July 1, 2006, there were accrued and unpaid consulting fees to KCO of approximately $837,433.

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

          Concurrent with the May 7, 2007 financing, KCO waived the $837,433 in accrued management fees included in the March 31, 2007 Condensed Consolidated Balance Sheet.

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

          On May 7, 2007, affiliates of Pequot converted their indebtedness into shares of a newly created Series E Convertible Preferred Stock of the Company (see Subsequent Events Note 11).

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

          On May 7, 2007, Klinger Investments, LLC converted its indebtedness into shares of a newly created Series E Convertible Preferred Stock of the Company (see Subsequent Events Note 11).

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

          On May 7, 2007, the Company repaid the $25.0 million debt to Laurus as part of the Senior Debt financing and an additional $3.8 million default penalty incurred in the fiscal quarter ended March 31, 2007 (see Subsequent Events Note 11).

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

          On May 7, 2007, Mr. Rakowski converted his indebtedness into shares of a newly created Series E Convertible Preferred Stock of the Company (see Subsequent Events Note 11).

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

          On May 7, 2007, Mr. Lipman converted his indebtedness from the July 11, 2006 and December 22, 2006 financings into shares of a newly created Series E Convertible Preferred Stock of the Company (see Subsequent Events Note 11).

Sephora

          Sephora, with whom the Company has a strategic relationship, is a subsidiary of LVMH. L Capital Management SAS, which manages and represents L Capital, is also a subsidiary of LVMH, and as a result L Capital Management SAS and Sephora are affiliates. The Company’s decision to enter into a contract with Sephora was made independent of its relationship with L Capital. The Company recorded revenues of $0.6 million and $2.0 million for the three and nine months ended March 31, 2007 and $2.4 million for the three and nine months ended April 1, 2006. Due to prepayments made by Sephora, as of March 31, 2007 the Company had a $0.3 million payable balance to Sephora which is included in Accounts receivable, net in the Condensed Consolidated Balance Sheet.

9. Stock-Based Compensation Plan and Warrants

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

          All existing stock options as of July 1, 2006 had been issued under the subsidiary (KAAI) 2003 stock option plan. Management has developed a new stock option plan (“The TrueYou.Com Inc. 2006 Stock Incentive Plan” or the “2006 Plan”) for the Company that was approved by the Board of Directors (“Board”) of the Company in the first quarter of fiscal year 2007. At that time, the Board also approved, subject to shareholder approval, the exchanging of KAAI options for TrueYou options under the 2006 Plan. The 2006 Plan must be submitted to the stockholders of the Company for their approval within twelve months. The Company believes that the approval of the 2006 Plan by the stockholders is perfunctory, and as such has considered all options approved by the Board as granted. All options granted by the Board in the nine months ended March 31, 2007 have been granted under the 2006 Plan. 3,000,000 options were granted in the three months ended March 31, 2007 to outside Board of Directors members.

          The 2006 Plan provides for awards of up to 105 million shares of TrueYou Common Stock to employees and outside contractors in various forms. These include non-qualified options, incentive stock options, and stock appreciation rights. The 2006 Plan is administered by the Board, which also establishes the terms of the awards. Non-qualified stock options have been the only form of awards granted by the Board to date. A total of 26,996,147 shares of Common Stock remained available for future award grants as of March 31, 2007.

          Non-qualified stock options granted under the 2006 Plan vest over a zero to four year period and expire ten years from the date of grant. Options to acquire a total of 78,003,853 shares of Common Stock, net of forfeitures, have been granted by the Board to employees and contractors under the Plan. Non-qualified stock options may be granted at any price but, in general, are not granted with an exercise price less than the fair market value of the stock on the date of grant.

          Since the Company does not have sufficient shares of common stock authorized, it is required to treat the stock option awards as liability awards and remeasure at each reporting period based upon fair value, utilizing the Black-Scholes option pricing model. The Company recognized compensation income of approximately $2.1 million and $0 for the three months ended March 31, 2007 and April 1, 2006, respectively for stock options granted and the subsequent remeasurement. The Company recognized compensation income of approximately $1.1 and compensation expense $0.1 million for the nine months ended March 31, 2007 and April 1, 2006, respectively for stock options granted and the subsequent remeasurement. In addition, as of March 31, 2007, there was approximately $.03 million in unrecognized stock based compensation expense related to non-vested stock options which is expected to be recorded in future periods over a weighted average period of 1.7 years.

          There were new TrueYou options for the purchase of 58.1 million shares of Common Stock granted during the nine months ended March 31, 2007. There were additional TrueYou options to purchase 22.2 million shares of Common Stock issued as an exchange for Advanced Aesthetics, Inc. options. There were no options granted during the nine months ended April 1, 2006.

          The weighted average fair value of the new employee options granted during the nine months ended March 31, 2007 was $0.08. The fair value was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the nine months ended March 31, 2007 and April 1, 2006:

	Nine Months Ended

Assumptions	March 31, 2007	April 1, 2006

Expected dividend yield	None	N/A
Risk-free interest rate	4.6	N/A
Expected life of option grants	3.0	N/A
Forfeiture rate	2.5%	N/A
Expected volatility	50%	N/A

          The Company also provides stock options to some of its outside contractors. These options are subject to the provisions of EITF 96-8, which requires remeasurement of the awards until performance is complete. As a result, these awards were also revalued as of March 31, 2007. As of March 31, 2007 the weighted average fair value was $0.002, the weighted average interest rate was 4.7%, the forfeiture rate was 2.5%, and weighted average expected life was 2.7 years for these stock options.

          A summary of the Company’s stock option activity during the nine months ended March 31, 2007 is follows:

	Options Outstanding

	Shares	Weighted Average Exercise Price

Outstanding, July 1, 2006 (1)	22,220,942	$0.34

Granted	80,301,262	0.27
Forfeited	(2,297,409)	0.24
Cancelled	(22,220,942)	0.34
Exercised	—	—

Outstanding, March 31, 2007	78,003,853	$0.27

(1)	1,892,850 KAAI options were exchanged for TrueYou options at an exchange rate of 11.73940981.

          As of March 31, 2007, the weighted average exercise prices and remaining contractual lives of stock options are as follows:

	Options outstanding			Options exercisable

Range of exercise prices	Number of options outstanding as of 3/31/07	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable as of 3/31/07 (1)	Weighted average price

Stock options issued @$0.19 to $0.34	78,003,853	8.6	$0.27	58,499,043	$0.28

(1)

The Company does not have sufficient authorized common shares at March 31, 2007 to permit the exercise of the stock options. These options would be exercisable if sufficient authorized shares were available.

Warrants

The Company issued 139,876,075 warrants during the nine months ended March 31, 2007 which were valued using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free rate of return – 5.08%; term – 8.1 years; volatility – 50%; dividend yield – 0.0%. The warrants were recorded as a discount to debt.

Warrants outstanding as of March 31, 2007 are as follows:

	Warrants Outstanding

	Shares	Weighted Average Exercise Price

Outstanding, July 1, 2006	63,638,769	$0.166

Granted	139,876,075	0.004
Cancelled	—	—
Exercised	—	—

Outstanding, March 31, 2007	203,514,844	$0.055

          At March 31, 2007, the exercise prices and remaining contractual lives of warrants are as follows:

	Warrants outstanding			Warrants exercisable

Range of exercise prices	Number of warrants outstanding as of 3/31/07	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable as of 3/31/07 (1)	Weighted average price

Warrants issued @ $.001 to $.230	203,514,844	6.4	varies	203,514,844	varies

(1)

The Company does not have sufficient authorized common shares at March 31, 2007 to permit the exercise of the warrants. These warrants would be exercisable if sufficient authorized shares were available.

10. Convertible Securities

          The Company has insufficient shares of Common Stock authorized to allow for the exercise of stock options or warrants, or allow the conversion of preferred stock. As a result, under EITF 00-19, the Company is required to classify these instruments as liabilities and remeasure the convertible securities at each reporting period end based on fair value. The Company determines the fair value of the convertible securities based on the number of shares common stock into which they are convertible and the current fair value of the common stock on the remeasurement date. Fair value of the Common Stock is determined based on actual amounts paid for a share of Common Stock in a transaction closest to the remeasurement date. The fair values of the Common Stock as of March 31, 2007 and July 1, 2006 were $0.05 and $0.39, respectively. The number of common shares into which the convertible securities are convertible was 646,452,766 and 506,576,690 as of March 31, 2007 and July 1, 2006, respectively. As of March 31, 2007, the Company remeasured the convertible securities based on an estimated fair value of approximately $32.3 million and recorded an unrealized gain of approximately $90.5 and $184.5 million for the three and nine months ended March 31, 2007. As of April 1, 2006, the Company remeasured the convertible securities based on an estimated fair value of approximately $349.6 million and recorded an unrealized loss of approximately $147.0 million and $284.7 million for the three and nine months ended April 1, 2006, respectively.

11. Subsequent Events

Refinancing – Senior Debt

          On May 7, 2007 (the “Closing Date”), the Company entered into an Amended and Restated Securities Purchase Agreement with Laurus (“Purchaser”) pursuant to which (i) the Company sold to the Purchaser a Secured Term Note in the aggregate principal amount of $54,650,000 (the “Note”); and (ii) the Company issued to the Purchaser separate warrants to purchase up to 29,276,583,452 shares and 9,245,236,880 shares, respectively, of the Company’ Common Stock, par value $0.001 per share (the “Common Stock”).

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

          The Warrants issued to the Purchaser have a 10-year term and an exercise price equal to $.001 per share. The Company will calculate a debt discount attributable to the value of these warrants which will be amortized over the term of the Note using the effective interest method. As the determination of the fair value of the warrants is finalized by the Company, an expense and corresponding liability will be recorded, as required by EITF 00-19 due to the insufficient number of shares authorized. The liability to be recorded for the securities will be adjusted to fair value at each reporting period until the number of authorized shares is increased to permit the exercise of these securities. Under the Purchase Agreement, if the conditions set forth in the Purchase Agreement are met within three years, then one of the warrants issued to Laurus will be returned to the Company. The Company has agreed to issue a like warrant to Richard Rakowski, Chairman of the Company if such warrants are returned to the Company. The conditions include that all of the Company’s obligations to Purchaser have been repaid and that the Company’s Total Debt (as defined) divided by the aggregate amount of EBITDA (as defined) for a 12 month period has not exceeded 4.0 for four consecutive months. If exercised in full, the Warrants issued to Laurus would constitute approximately 75% of the issued and outstanding Common Stock of the Company on a fully diluted basis provided however that such Warrants contain a “blocker” provision pursuant to which Laurus cannot exercise such Warrants to acquire more than 9.99% of the then outstanding shares of Common Stock of the Company provided further that such limitation may be waived by the Holder on not less than 61 days prior notice to the Company. The Warrants further provide that such limitation is automatically null and void following notice to the Company upon the occurrence and during the continuance of an Event of Default (as defined in the Purchase Agreement).

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

Sale of Company Stores/salons

          On May 7, 2007, the Company entered into a Purchase and Sale Agreement pursuant to which it sold all of its spa/salons to GK Acquisition LLC, an unaffiliated third party (“Purchaser”). The agreement provides that the sale transaction is effective for accounting and profit/loss purposes as of April 1, 2007. The sale was implemented by the sale of the equity interests of various subsidiary entities of the Company as well as an assignment of leases. The sale includes all of the inventory, furniture, fixtures and equipment in the spa/salons and business and includes all rights in and to the name Georgette Klinger and various related intellectual property. The operations sold to the Purchaser accounted for approximately 91% of the Company’s revenue and 85% of gross margin for the nine month period ended March 31, 2007.

          In consideration for the sale, the Purchaser assumed certain liabilities including certain accounts payable and accrued expenses and all outstanding gift card liability of the spa/salons. The Company also has guaranteed the obligations of certain leases assumed by GK Acquisition, LLC. In addition, the Purchaser issued a note to the Company in the amount of $150,000 due to 60 days. On July 25, 2007 the purchaser filed for relief under Chapter 11 of the U.S. bankruptcy laws. The Company has not determined the effect, if any, of the GK Acquisition, LLC bankruptcy on the accounting for the sale transaction.

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

          In connection with the sale, on May 7, 2007 the Company and Laurus entered into a Waiver and Consent Agreement whereby Laurus released its security interest in the assets sold in connection with the Purchase and Sale Agreement. As the Company could not sell the stores without approval from Laurus, it was not committed to a plan to sell the stores until the fourth quarter of its 2007 fiscal year as the required approval from Laurus occurred at that time. Accordingly, the results of operations from the spas / stores will be classified as discontinued operations beginning in the fourth quarter. As a result of this sale, the Company anticipates a loss on sale of $4.1 million in the fourth quarter.

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

          To implement the conversion, on May 7, 2007, the Company created a new Series E Convertible Preferred Stock. The Series E Preferred Stock is being utilized because the Company does not have sufficient authorized shares of Common Stock and ranks pari passu with the existing Common Stock and Series B Preferred Stock of the Company. Holders of Series E Preferred Stock shall have full voting rights and powers and equal to that of holders of Common Stock and preferred B holders. The Series E Preferred Stock shall be initially convertible into Common Stock at the rate of one million shares of Common Stock per one Preferred Share. These shareholders will also be entitled to dividends on a pari passu basis with that of the Common Stock holders.

Consulting Agreement – Richard Rakowski

          On May 7, 2007, the Company entered into a Consulting Agreement with Richard Rakowski, Chairman of the Company, pursuant to which Mr. Rakowski will provide consulting services for the Company. He will receive a fee at the pro-rata annual rate of $295,000 from May 1, 2007, to August 31, 2007. From September 1, 2007, to December 31, 2007, the equivalent annual fee will decrease to $175,000 and from January 1, 2008 and thereafter, the equivalent rate will decrease to $125,000. In addition the Agreement provides that in the event that Mr. Rakowski is successful in specified transactions involving the Company, he is entitled to a success fee of 2.5% of the actual cash provided to the Company in such transactions. The agreement may be terminated at any time by either party.

Termination of Agreements – Johns Hopkins

          On May 7, 2007, the Company entered into an agreement with Johns Hopkins Medicine, Johns Hopkins University and Johns Hopkins Health Systems Corporation, pursuant to which the Consulting and Services Agreement between Advanced Aesthetics, Inc. and Johns Hopkins Medicine dated November 23, 2003, as amended was terminated effective April 13, 2007. Under the Agreement, KAA was required to pay Johns Hopkins $369,565 by July 31, 2007, and as of the effective date, Johns Hopkins will no longer provide services to the Company. The Company did make the payment by the required date. As a result of this agreement, the Company will record a derecognition of the intangible asset of approximately $3.7 million and liability of approximately $3.3 million in the fourth quarter.

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

          Unless otherwise indicated in this Item 2, references to “TrueYou” refer to TrueYou.Com Inc.; references to “KAAI” refer to Klinger Advanced Aesthetics, Inc. and its consolidated subsidiaries; references to the “we,” “our,”, “Company”, and “us” refer to TrueYou.Com Inc. and its consolidated subsidiaries (including KAAI), as applicable; and the terms “fiscal quarter” and “three months” in this Quarterly Report on Form 10-Q refer to the quarter ended March 31, 2007.

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

Business Overview

          On May 7, 2007, the Company entered into a Purchase and Sale Agreement pursuant to which it sold all of its spa/salons to GK Acquisition LLC, an unaffiliated third party (see Subsequent Events Note 11 of the March 31, 2007 Condensed Consolidated Financial Statements).

          The Company adopted a plan to sell the spa/salons in May 2007 and, accordingly the Company will present the operations of the stores as discontinued operations beginning in the fourth quarter. The consolidated financial statements presented herein include the results of operations for the spas/salons in continuing operations for the periods presented.

          We offer both medical and non-medical services and products to customers. We co-brand our trade name with the trade names of the salons and spas that we acquired. We offer our Cosmedicine skin care products at retail through our own location and at wholesale through Sephora stores and the internet. We are developing and testing the Klinger 360° Best Practices Aesthetics System ™ (the “K360”), which to our knowledge is the first comprehensive software and hardware practice management system that facilitates the delivery of evidenced based “best practices” aesthetic services. Our salons and spas share certain corporate resources such as senior management and administrative services. As of July 15, 2007, and as a result of the sale of the spa/salons described above, the Company had 28 employees. As of March 31, 2007 the Company had 501 employees.

          KAAI commenced business operations on June 29, 2003 when it acquired Dischino Corporation. Dischino Corporation operated an established beauty salon and spa in West Palm Beach, Florida. In December 2003, KAAI acquired three additional facilities in the State of Florida. The first facility was a spa located in Palm Beach Gardens, the second and third facilities were spas located in Boca Raton. In April 2004, KAAI expanded operations by acquiring assets of the Georgette Klinger Corporation which owned and operated nine salons throughout the United States that offer spa and salon services. In 2006, we opened our two new flagship locations, the NorthPark flagship in Dallas Texas, and the Chevy Chase flagship in Chevy Chase, Maryland. As mentioned above, we sold all of our salon / stores on May 7, 2007.

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

          Our financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since our inception, we have experienced substantial operating losses and negative cash flow from operations. As of March 31, 2007, we have an accumulated deficit of $86.7 million and a working capital deficit of $63.7 million. Included in our net deficit at March 31, 2007 is the remeasurement of convertible securities. As of March 31, 2007, the Company remeasured the convertible securities based upon an estimated fair value of $32.3 million, which is included in the Consolidated Condensed Balance Sheet. These factors raise substantial doubt about our ability to continue as a going concern. Also, as a result of our losses, the opinion of our Independent Registered Public Accountants on our audited financial statements for fiscal year 2006 included an explanatory paragraph relating to “going concern.” A going concern explanatory paragraph indicates that our auditors believe there is substantial doubt about our ability to continue as a going concern for at least a reasonable period of time. Our ability to continue as a going concern ultimately depends on our ability to increase sales and reduce expenses to a level that will allow us to operate profitably and sustain positive operating cash flows.

          On May 7, 2007 we entered into an Amended and Restated Securities Purchase Agreement with Laurus pursuant to which we sold to Laurus a Secured Term Note in the aggregate principal amount of $54,650,000. On the Closing Date, our $25.0 million obligation to Laurus under the June 30, 2006 note and an additional $3.8 million default penalty incurred in the fiscal quarter ended March 31, 2007 was repaid.

          There is no assurance that this recently completed financing will be sufficient to fund operations until sales and profitability improve to the point that KAAI is able to operate from internally generated cash flows.

Current Trends and Outlook

          We have recently completed some key initiatives that we believe will result in improved operating performance and profitability. On May 7, 2007, we sold all our stores/salons in an effort to improve profitability and cash flow. This will also allow management to focus on our Cosmedicine skin care line. In April 2007, we entered into a marketing agreement with Home Shopping Network (“HSN”) to promote and sell Cosmedicine products. Commencing in August of 2007, the Company, expects to sell selected products of its Cosmedicine skin care line through direct to consumer television programming on HSN. We have already participated in Sephora shows on HSN. Cosmedicine is currently available in the United States at Sephora stores, Sephora’s website, Cosmedicine.com, HSN.com for selected products, and spa locations formerly operated by the Company and which have been sold to GK Acquisitions LLC. We believe that these markets will provide excellent growth opportunities for our products.

          As discussed above, concurrent with the stores sale on May7, 2007, we completed a refinancing with Laurus. This capital was critical to the operations and will be a key to growing the Cosmedicine business.

          Earlier in the year, we had experienced significant challenges to raise sufficient capital to service our ongoing debt obligations and continue our operations as then conducted. As discussed below (see Future Liquidity and Capital Needs), on March 8, 2007 Laurus sent a notice of default relating to its $25.0 million Secured Term Note and its $1.0 million Senior Subordinated Secured Term Note. This default was one of the factors that ultimately led to the selling of the stores. As a result of the this notice of default on the Senior Secured Debt and the drop in the Company traded share price, we believe that there has been an impairment to goodwill in our fiscal quarter ended March 31, 2007. As of July 20, 2007, the closing price of the Company’s Common Stock was $0.011. The default and the limited capital options determined after the event left the Company with no capacity to invest to maintain any remaining goodwill. Planned spending was curtailed relating to any non-essential activities or operations. This reduction in planned spending significantly reduced the projected cash flows of the stores/salons and the Company overall. As a result, we recorded an $18.1 million expense in our fiscal quarter ended March 31, 2007 to write-off all of our goodwill. We have also determined that intangible assets related to non-compete agreements, trademark/trade names, and customer relationships have been fully impaired due to the default and related events discussed above. As a result, the Company has recorded a charge of $0.6 million in its fiscal quarter ended March 31, 2007 to write-off all of these intangible assets.

          On February 8, 2007, we reached an agreement with the landlord at our Beverly Hills store to surrender the leased property. Due to our limited capital and revised business plan, we were unable to complete the remodeling and re-open the store. As a result of this agreement, we recorded a net write-off of $0.6 million of net assets in the quarter ended March 31, 2007. We also recorded an additional $0.5 million charge to record the estimated costs we may incur as a result of surrendering the leased property. The $0.5 million accrual is included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2007.

          We have had a significant net decline in revenues for the three and nine months ended March 31, 2007 versus the three and nine months ended April 1, 2006 due partially to declining revenues in most of our legacy stores, due to limited capital. Our limited capital prevented us from making capital improvements, retaining key personnel, and supplying needed products and supplies to the stores / salons. Net revenues decreased 32% and 16% for the three and nine months ended March 31, 2007, respectively, versus the comparable prior year periods. We believe other reasons behind the decline in store / salon revenue include our facility in Boca Raton which continues to have declining revenues and profits. This decline is partially due to significant employee turnover at this facility. We also permanently closed our Beverly Hills location, which had been temporarily closed for renovations, due to the ongoing rent expense and the significant capital investment it would have required to re-open it. The declining revenue and cash flow were some of the key factors that ultimately led to the sale of all our store / salons as discussed above. Revenue from our Cosmedicine products also declined versus previous periods. Cosmedicine was launched in the quarter ended April 1, 2006 and large orders were received to stock the shelves. Replacement orders received in fiscal 2007 were smaller due to the previously established base stock levels. We hope to add new consumers through our Sephora and HSN agreements to create growth in our Cosmedicine revenue in the future.

Revenue Sources

We derived revenue from the following sources during the periods:

Spa and Salon Services – Our salon offerings include services such as hair styling, coloring, texturizing, treatments, extensions, make-up artistry and manicure/pedicures. Our spa services include treatments such as facials, body treatments (exfoliation, wraps, cellulite treatments), waxing and massage therapy. Spa and salon service revenue represented 67% and 56% of our total operating revenues for the three months ended March 31, 2007 and April 1, 2006, respectively and 64% of our total operating revenues for the nine months ended March 31, 2007 and April 1, 2006.

Spa and salon services are provided at all our operating stores.

Medical Services – Our medical offerings include injection services (Botox and Restylane), sclerotherapy (vein treatments), peels, microdermabrasion, permanent make-up, laser resurfacing and laser hair removal. Medical service revenue represented 6% of our total operating revenues for the three months ended March 31, 2007 and April 1, 2006 and 6% and 8% of our total operating revenues for the nine months ended March 31, 2007 and April 1, 2006, respectively.

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

Retail Product Sales – Include sales of third party products and our Cosmedicine products through our own locations. Retail product sales revenue represented 19% and 15% of our total operating revenues for the three months ended March 31, 2007 and April 1, 2006, respectively and 21% and 19% of our total operating revenues for the nine months ended March 31, 2007 and April 1, 2006, respectively.

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

Wholesale Product Sales – Include sales of our Cosmedicine products at Sephora stores and through the internet. These products were launched in fiscal 2006 and represented 8% and 23% of our total operating revenues for the three months ended March 31, 2007 and April 1, 2006, respectively and 9% of our total operating revenues for the nine months ended March 31, 2007 and April 1, 2006. Sephora, with whom we have a strategic relationship, is a subsidiary of LVMH, SA and L Capital is a private equity fund sponsored by LVMH, SA and, as a result, Sephora and L Capital are affiliates. Net revenue recognized on sales to Sephora was $0.6 million and $2.0 million for the three and nine months ended March 31, 2007 and $2.4 million for the three and nine months ended April 1, 2006. Our decision to enter into a strategic alliance with Sephora was made independent of our relationship with L Capital.

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

          Impairment of Goodwill and Intangibles: We review long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. In addition, we review goodwill for impairment at least on an annual basis. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. As discussed above, as a result of the this notice of default on the Senior Secured Debt and the drop in the Company traded share price, we believe that there has been an impairment to goodwill in our fiscal quarter ended March 31, 2007. As of May 30, 2007, the closing price of the Company’s Common Stock was $0.04. As a result, we recorded an $18.1 million expense in our fiscal quarter ended March 31, 2006 to write-off all of our goodwill.

          We have also determined that intangible assets related to non-compete agreements, trademark/trade names, and customer relationships have been fully impaired due to the default and related events discussed above. As a result, the Company has recorded a charge of $0.6 million in its fiscal quarter ended March 31, 2007 to write-off all of these intangible assets.

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

          Convertible Securities: We remeasured our convertible securities in compliance with EITF 00-19, based on the fair value of our Common Stock into which they are convertible, since there are currently insufficient shares authorized to allow conversion. The fair value of the Common Stock is based in the price paid for a share of the stock closest to the measurement date. As of March 31, 2007 the closing price for our Common Stock was $0.05. Changes in the price paid for a share of our Common Stock can have a significant impact on the amount recorded for the convertible securities. For example, the movement up or down in the price of our Common Stock by $0.10 will cause the balance of convertible securities to fluctuate by approximately $65 million. This fluctuation would result in an impact to our net loss. As of July 20, 2007, the closing price of our Common Stock was $0.011. Convertible securities will convert back to equity when there are a sufficient number of shares of Common Stock authorized.

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

Three Months Ended March 31, 2007 and April 1, 2006

          The following table sets forth our operating revenues and cost of revenue data as a percentage of net sales for the three months ended March 31, 2007 and April 1, 2006:

In thousands	Three Months Ended
		March 31, 2007			April 1, 2006		Increase / (Decrease)	Percent Change

Operating Revenues
Services	$5,162		72%	$6,492		62%	$(1,330)	(20%	)
Retail and wholesale	1,960		28%	3,991		38%	(2,031)	(51%	)

Total Operating Revenue	$7,122		100%	$10,483		100%	$(3,361)	(32%	)

Cost of Revenue
Services	$2,859		40%	$3,945		38%	$(1,086)	(28%	)
Retail and wholesale	1,186		17%	1,233		12%	(47)	(4%	)

Total Cost of Revenue	$4,045		57%	$5,178		49%	$(1,133)	(22%	)

Gross Margin
Services	$2,303		32%	$2,547		24%	$(244)	(10%	)
Retail and wholesale	774		11%	2,758		26%	(1,984)	(72%	)

Total Gross Margin	$3,077		43%	$5,305		51%	$(2,228)	(42%	)

Revenue

          The results of such sources for the three months ended March 31, 2007 and April 1, 2006 are as follows:

In thousands	Three Months Ended
		March 31, 2007			April 1, 2006		Increase / (Decrease)	Percent Change

Operating Revenues
Spa and salon services	$4,758		67%	$5,911		56%	$(1,153)	(20%)
Retail products	1,379		19%	1,610		15%	(231)	(14%)
Wholesale products	581		8%	2,381		23%	(1,800)	(76%)
Medical services	404		6%	581		6%	(177)	(30%)

Total Operating Revenue	$7,122		100%	$10,483		100%	$(3,361)	(32%)

          Revenue for the three months ended March 31, 2007 was $7.1 million compared to $10.5 million for the three months ended April 1, 2006, a decrease of $3.4 million. All revenues during the two quarters were derived from the U.S. The significant decrease in revenue was partially due to a $1.2 million decrease in service revenue, comprised of spa and salon services. We experienced declining revenues in most of our legacy stores, due to limited capital. Our limited capital prevented us from making capital improvements, retaining key personnel, and supplying needed products and supplies to the stores / salons. The decrease was also due to the declining performance at the Boca Raton location. We also experienced a $1.8 million decrease in wholesale product sales from the sale of Cosmedicine products sold to Sephora and other customers for the three months ended March 31, 2007 versus the three months ended April 1, 2006. Cosmedicine was launched in the quarter ended April 1, 2006 and large orders were received to stock the shelves. Replacement orders received in fiscal 2007 were smaller due to the previously established base stock levels.

Cost of Revenue

          Cost of revenue decreased to $4.0 million for the three months ended March 1, 2007 from $5.2 million for the three months ended April 1, 2006, a decrease of $1.1 million. Cost of revenue represented 57% and 49% of operating revenues for the three months ended March 31, 2007 and April 1, 2006, respectively. The increase as a percentage was partially due to the higher cost of backbar usage in the salons for the quarter ended March 31, 2007. These are products used only for services provided at the salons and not sold at retail. In an effort to expand our Cosmedicine line, we began increasing the use of these products for backbar usage in our salons and reducing the usage of the Georgette Klinger backbar products and those of third party vendors. While we believe the Cosmedicine products provide additional benefits to customers, the cost of the Cosmedicine backbar products is higher than Georgette Klinger or those purchased from third party vendors.

Gross Margin

          Gross margin was 43% and 51% for the three months ended March 31, 2007 and April 1, 2006, respectively. The decline in gross margin was primarily due to the higher cost of backbar usage discussed above and higher payroll and commission structures which were partially offset by the launch of our Cosmedicine product line.

Operating Expenses

The following table compares our operating expenses for the three months ended March 31, 2007 and April 1, 2006:

In thousands	Three Months Ended

	March 31, 2007	April 1, 2006	Increase / (Decrease)	Percent Change

Operating Expenses
Share based compensation income	$(2,118)	$(4)	$(2,114)	52850%
Goodwill impairment	18,072	—	18,072	—
Intangibles impairment	626	—	626	—
Payroll	3,009	3,792	(783)	(21%)
Depreciation and amortization	1,077	873	204	23%
Loss on disposal of fixed assets	1,147	—	1,147	—
Occupancy	1,672	1,499	173	12%
Insurance	677	765	(88)	(12%)
Equipment leasing	79	97	(18)	(19%)
Travel and entertainment	294	509	(215)	(42%)
Professional fees	2,438	2,866	(428)	(15%)
Office Expenses	127	78	49	63%
Advertising and marketing	850	372	478	128%
Credit card fees	169	141	28	20%
Postage and delivery	95	134	(39)	(29%)
Telephone	127	90	37	41%
Training and education	22	311	(289)	(93%)
Management fees	—	10	(10)	(100%)
Other	398	325	73	22%

Total Operating Expenses	$28,761	$11,858	$16,903	143%

          Operating expenses were $28.8 million for the three months ended March 31, 2007 compared to $11.9 million for the three months ended April 1, 2006, an increase of $16.9 million. The increase of 143.0% was primarily due to due to goodwill impairment of $18.1 million and intangible asset impairment of $0.6 million (discussed below), $2.1 million decrease in stock option expense under SFAS No. 123R related mainly to the remeasurement at March 31, 2007, partially offset by the $1.1 million in expenses incurred due to the closing and write-off of the assets of the Beverly Hills location.

Impairment of Goodwill and Intangible Assets

          As a result of the notice of default received on the Senior Secured Debt on March 8, 2007 and the drop in the Company traded share price, we believe that there has been an impairment to the Company’s goodwill. As of July 20, 2007, the closing price of our Common Stock was $0.011. The default and the limited capital options determined after the event left management with no capacity to make the investments necessary to support the business plan. Planned spending was curtailed relating to any non-essential activities or operations. This reduction in planned spending significantly reduced the projected cash flows of the stores/salons and the Company overall. As a result, we have determined that the Company’s goodwill has been impaired and we have recorded a charge of $18.1 million in the fiscal quarter ended March 31, 2007 to write-off all of our goodwill.

          We have also determined that intangible assets related to non-compete agreements, trademark / trade names, and customer relationships have been fully impaired due to the default and related events discussed above. As a result, we have recorded a charge of $0.6 million in its fiscal quarter ended March 31, 2007 to write-off all of these intangible assets.

Non-operating Expenses

The following table compares our non-operating expenses for the three months ended March 31, 2007 and April 1, 2006:

In thousands	Three Months Ended

	March 31, 2007	April 1, 2006	Increase / (Decrease)	Percent Change

Non-operating (Income) Expenses
Interest expense, net	$1,941	$348	$1,593	458%
Unrealized (gain) loss on convertible securities	(90,503)	147,000	(237,503)	(162%)
Loan default penalty	3,750	—	3,750	—

Total Non-operating (Income) Expense	$(84,812)	$147,348	$(232,160)	(158%)

Interest Expense, net

          Interest expense was $1.9 million for the three months ended March 31, 2007 compared to $0.3 million for the three months ended April 1, 2006, an increase of $1.6 million.

Unrealized (Gain) Loss on Convertible Securities

          On December 20, 2005, as a result of the Share Exchange Agreement, the Company recorded the convertible securities at $65 million, which represented the carrying amount of the convertible securities issued under the arrangement. Since the securities issued are convertible into common shares and the Company did not have sufficient authorized shares to allow for that conversion, under EITF 00-19 the Company was required to reclassify these amounts as liabilities and remeasure them to fair value at each reporting period end. The Company remeasures the convertible securities at the end of each reporting period based on the share price of the True You Common Stock closest to the period end. At July 1, 2006 the share price was multiplied by the number of common shares into which the convertible securities were convertible, which was 506,576,690 as of that date. The per share trading value as of July 1, 2006 was $0.39, which resulted in an estimated fair value of the convertible securities of $197.6 million. No warrants were issued during the three months ended March 31, 2007. As of March 31, 2007, the number of common shares into which the convertible securities were convertible was 646,452,766 as of that date. The per share trading value as of March 31, 2007 was $0.05, that resulted in an estimated fair value of the convertible securities of $32.3 million. The Company recorded an unrealized gain of $90.5 million for the three months ended March 31, 2007 and an unrealized loss of $147.0 million for the three months ended April 1, 2006.

Loan Default Penalty

          On March 8, 2007, Laurus, the holder of the Company’s $25.0 million in principal amount of Senior Secured Debt and also the holder of $1.0 million in principal amount of Senior Subordinated Secured Debt, sent the Company a Notice of Default and Acceleration accelerating the obligations due to Laurus under the

Secured Term Note issued as of June 30, 2006 and the Senior Subordinated Secured Term Note issued as of December 22, 2006. As a result of this default, the Company has classified all the debt discussed above as current on its March 31, 2007 Consolidated Balance Sheet. The Company incurred a $3.8 million penalty in May 2007 as a result of this default, and recorded the charge and related liability in the quarter ended March 31, 2007, which is included in current portion of long term debt on the Condensed Consolidated Balance Sheet.

Dividends Accrued on Preferred Stock

          Dividends accrued on preferred stock were $0.4 million for the three months ended March 31, 2007 and April 1, 2006, respectively.

          Concurrent with the May 7, 2007 financing, preferred shareholders waived $3.6 million in accrued dividends fees included in the March 31, 2007 Condensed Consolidated Balance Sheet.

Nine Months Ended March 31, 2007 and April 1, 2006

          The following table sets forth our operating revenues and cost of revenue data as a percentage of net sales for the nine months ended March 31, 2007 and April 1, 2006:

In thousands	Nine Months Ended

	March 31, 2007		April 1, 2006		Increase / (Decrease)	Percent Change

Operating Revenues
Services	$14,986	70%	$18,446	71%	$(3,460)	(19%)
Retail and wholesale	6,575	30%	7,355	29%	(780)	(11%)

Total Operating Revenue	$21,561	100%	$25,801	100%	$(4,240)	(16%)

Cost of Revenue
Services	$9,416	44%	$10,805	42%	$(1,389)	(13%)
Retail and wholesale	2,929	14%	2,593	10%	336	13%

Total Cost of Revenue	$12,345	57%	$13,398	52%	$(1,053)	(8%)

Gross Margin
Services	$5,570	26%	$7,641	30%	$(2,071)	(27%)
Retail and wholesale	3,646	17%	4,762	18%	(1,116)	(23%)

Total Gross Margin	$9,216	43%	$12,403	48%	$(3,187)	(26%)

Revenue

          The results of such sources for the nine months ended March 31, 2007 and April 1, 2006 are as follows:

In thousands	Nine Months Ended
	March 31, 2007		April 1, 2006		Increase / (Decrease)	Percent Change

Operating Revenues
Spa and salon services	$13,765	64%	$16,514	64%	$(2,749)	(17%)
Retail products	4,570	21%	4,974	19%	(404)	(8%)
Wholesale products	2,005	9%	2,381	9%	(376)	(16%)
Medical services	1,221	6%	1,932	8%	(711)	(37%)

Total Operating Revenue	$21,561	100%	$25,801	100%	$(4,240)	(16%)

          Revenue for the nine months ended March 31, 2007 was $21.6 million compared to $25.8 million for the nine months ended April 1, 2006, a decrease of $4.2 million. All revenues during the periods were derived from the U.S. The decrease in revenue was primarily due to a $2.7 million decrease in service revenue, comprised of spa and salon services, and the decrease of medical services of $0.7 million. We experienced declining revenues in most of our legacy stores, due to limited capital. Our limited capital prevented us from making capital improvements, retaining key personnel, and supplying needed products and supplies to the stores / salons. The decrease was also due to the declining performance at the Boca Raton location. Employee turnover and lack of investment in the facility has led to a significant loss of the pre-existing customer base. The decrease in spa and service revenue was $2.3 million for this location versus the nine months ended April 1, 2006. In addition, we decided to permanently close the Beverly Hills location that had been temporarily closed for remodeling. There were no revenues from this location in the nine months ended March 31, 2007 versus $0.3 million for the nine months ended April 1, 2006.

Cost of Revenue

          Cost of revenue decreased to $12.3 million for the nine months ended March 31, 2007 from $13.4 million for the nine months ended April 1, 2006, a decrease of $1.1 million. Cost of revenue represented 57% and 52% of operating revenues for the nine months ended March 31, 2007 and April 1, 2006, respectively. The primary cause of the increase in the cost of revenue as a percentage of revenues was an increase in the cost of backbar usage in the salons for the nine months ended March 31, 2007.

Gross Margin

          Gross margin was 43% and 48% for the nine months ended March 31, 2007 and April 1, 2006, respectively. The decline in gross margin was due primarily to the higher cost of backbar usage and higher payroll and commission structures which were partially offset by the launch of our Cosmedicine product line.

Operating Expenses

The following table compares our operating expenses for the nine months ended March 31, 2007 and April 1, 2006:

In thousands	Nine Months Ended

	March 31, 2007	April 1, 2006	Increase / (Decrease)	Percent Change

Operating Expenses
Share based compensation (income) expense	$(1,106)	$146	$(1,252)	(858%)
Goodwill impairment	18,072	—	18,072	—
Intangibles impairment	626	—	626	—
Payroll	9,521	9,459	62	1%
Depreciation and amortization	3,377	3,141	236	8%
Loss on disposal of fixed assets	1,318	35	1,283	3666%
Occupancy	4,998	4,071	927	23%
Insurance	2,683	1,912	771	40%
Equipment leasing	245	197	48	24%
Travel and entertainment	1,335	1,220	115	9%
Professional fees	7,712	7,036	676	10%
Office Expenses	702	371	331	89%
Advertising and marketing	1,925	1,495	430	29%
Credit card fees	527	427	100	23%
Postage and delivery	404	319	85	27%
Telephone	402	292	110	38%
Training and education	212	487	(275)	(56%)
Management fees	—	430	(430)	(100%)
Other	821	1,494	(673)	(45%)

Total Operating Expenses	$53,774	$32,532	$21,242	65%

          Operating expenses were $53.8 million for the nine months ended March 31, 2007 compared to $32.5 million for the nine months ended April 1, 2006, an increase of $21.2 million. The increase of 65.0% was primarily due to goodwill impairment of $18.1 million and intangible assets of $0.6 million (discussed below), an increase of $1.3 million in losses on fixed asset disposals primarily due to the closure of Beverly Hills; an increase of $0.7 million in professional fees for accounting, legal, information technology, inventory management services, software development, and public relations; a $0.9 million increase in occupancy expenses due to the new leases on the flagship stores and headquarters versus the prior leases on the old locations; a $0.8 million increase in insurance due primarily to increased rates for property coverage due to hurricane and earthquake exposure, and $0.4 million increase in advertising and marketing due primarily to an agreement made to provide 1,760,925 shares of Common stock to a vendor in settlement of a prior unfulfilled contract. These were partially offset by a $1.3 million decrease in stock option expense under SFAS No. 123R related primarily to the remeasurement at March 31, 2007.

Impairment of Goodwill and Intangible Assets

          As a result of the notice of default received on the Senior Secured Debt on March 8, 2007 and the drop in the Company traded share price, we believe that there has been an impairment to the Company’s goodwill. As of July 20, 2007, the closing price of our Common Stock was $0.011. The default and the limited capital options determined after the event left management with no capacity to make the investments necessary to support the business plan. Planned spending was curtailed relating to any non-essential activities or operations. This reduction in planned spending significantly reduced the projected cash flows of the stores/salons and the Company overall. As a result, we have determined that the Company’s goodwill has been impaired and we have recorded a charge of $18.1 million in the fiscal quarter ended March 31, 2007 to write-off all of our goodwill.

          We have also determined that intangible assets related to non-compete agreements, trademark / trade names, and customer relationships have been fully impaired due to the default and related events discussed above. As a result, we have recorded a charge of $0.6 million in its fiscal quarter ended March 31, 2007 to write-off all of these intangible assets.

Non-operating Expenses

The following table compares our non-operating expenses for the nine months ended March 31, 2007 and April 1, 2006:

In thousands	Nine Months Ended

	March 31, 2007	April 1, 2006	Increase / (Decrease)	Percent Change

Non-operating (Income) Expenses
Interest expense, net	$6,325	$3,468	$2,857	82%
Unrealized (gain) loss on convertible securities	(184,509)	284,749	(469,258)	(165%)
Loan default penalty	3,750	—	3,750	—
Registration rights penalties	2,324	—	2,324	—

Total Non-operating (Income) Expense	$(172,110)	$288,217	$(460,327)	(160%)

Interest Expense, net

          Interest expense was $6.3 million for the nine months ended March 31, 2007 compared to $3.5 million for the nine months ended April 1, 2006. The increase of $2.9 million was caused primarily by the write-off the unamortized discount and financing costs on the loan with Technology Investment Capital Corp of $0.9 million and $0.2 million, respectively, upon the early repayment. Interest expense also increased due to the increase in debt levels in the nine months ended March 31, 2007 versus April 1, 2006, due to the new financing.

Unrealized Loss on Convertible Securities

          During the nine months ended March 31, 2007, the Company added 139,876,075 warrants issued with debt. As of March 31, 2007, the number of common shares into which the convertible securities were convertible was 646,452,766 as of that date. The per share trading value as of March 31, 2007 was $0.05, which resulted in an estimated fair value of the convertible securities of $32.3 million. The Company recorded an unrealized gain of approximately $184.5.0 million for the nine months ended march 31, 2007, compared to an unrealized loss of $284.7 million for the nine months ended April 1, 2006.

Loan Default Penalty

          On March 8, 2007, Laurus, the holder of the Company’s $25.0 million in principal amount of Senior Secured Debt and also the holder of $1.0 million in principal amount of Senior Subordinated Secured Debt, sent the Company a Notice of Default and Acceleration accelerating the obligations due to Laurus under the Secured Term Note issued as of June 30, 2006 and the Senior Subordinated Secured Term Note issued as of December 22, 2006. As a result of this default, the Company has classified all the debt discussed above as current on its March 31, 2007 Consolidated Balance Sheet. The Company incurred a $3.8 million penalty in May 2007 as a result of this default, and recorded the charge and related liability in the quarter ended March 31, 2007, which is included in current portion of long term debt on the Condensed Consolidated Balance Sheet.

Registration Rights Penalties

          The Company incurred penalties of $2.3 million for the nine months March 31, 2007. The penalties are due to failure to meet conditions included in registration rights agreements with various stockholders.

Dividends Accrued on Preferred Stock

          Dividends accrued on preferred stock were $1.1 million for the nine months ended March 31, 2007 as compared to $0.8 million for the nine months ended April 1, 2006. The increase was due to the forfeiture of dividends accrued on preferred stock which were converted into KAAI’s common stock and subsequently exchanged for TrueYou Series B Preferred Stock in the quarter ended December 31, 2005.

Financial Condition, Liquidity and Capital Resources

          Net cash used in operating activities was $25.7 million and $20.2 million for the nine months ended March 31, 2007 and April 1, 2006, respectively. This deterioration of cash flows resulted primarily from an operating loss of $44.6 million for the nine months ended March 31, 2007 versus an operating loss of $20.1 million for nine months ended April 1, 2006.

          Net cash used in investing activities was $1.7 million and $4.1 million for the nine months ended March 31, 2007 and April 1, 2006, respectively. The decrease is primarily due to a $2.6 million reduction in capital expenditures in the three months ended March 31, 2007 versus the quarter ended April 1, 2006.

          Cash flows provided by financing activities were $29.0 million and $27.6 million for the nine months ended March 31, 2007 and April 1, 2006, respectively. For the nine months ended March 31, 2007, financing activities were primarily the $28.2 net increase in debt due to the new financing, offset by the $0.9 million debt closing costs. For the nine months ended April 1, 2006, cash flows from financing activities were primarily the result of the $14.9 million gross issuance of TrueYou Series D Preferred Stock, $10.1 million gross issuance of KAAI Series G Preferred Stock and $4.8 million gross from issuance of KAAI Series F Preferred Stock, which was subsequently exchanged for Series H Preferred Stock.

Future Liquidity and Capital Needs

          Since its inception, the Company has experienced operating losses and negative cash flow from operations. As of March 31, 2007, we had a cumulative deficit of $86.7 million and a working capital deficiency of $63.7 million. Included in our net deficit at March 31, 2007 is the remeasurement of convertible securities. As of March 31, 2007, we remeasured the convertible securities based upon an estimated fair value of $32.3 million, which is included in the Consolidated Condensed Balance Sheet. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is ultimately dependent on our ability to increase sales and reduce expenses to a level that will allow us to operate profitably and sustain positive operating cash flows and raise additional capital. The financial statements do not include any adjustments to reflect the outcome of this uncertainty. We have had several recent financings as described in this Report, with the most recent completed on May 7, 2007. There is no assurance that the recent refinancing will be sufficient to fund operations until sales and profitability improve to the point that the Company is able to operate from internally generated cash flows.

          On March 8, 2007, Laurus sent the Company a Notice of Default and Acceleration accelerating the obligations due to Laurus under the $25.0 million Secured Term Note issued as of June 30, 2006 and the $1.0 million Senior Subordinated Secured Term Note issued as of December 22, 2006. The Company incurred a $3.8 penalty in May 2007 as a result of this default.

          Our principal future uses of funds are for debt service, working capital requirements, and capital spending to execute our strategy. It is expected that our net losses will continue through the foreseeable future.

Financings Subsequent to End of Fiscal Quarter

          On May 7, 2007 the Company entered into an Amended and Restated Securities Purchase Agreement with Laurus pursuant to which the Company sold to Laurus a Secured Term Note in the aggregate principal amount of $54,650,000. On the Closing Date, the $25.0 million obligation of the Company to Laurus under the June 30, 2006 note and an additional $3.8 million default penalty incurred in the fiscal quarter ended March 31, 2007 was repaid.

Contractual Obligations

          As of March 31, 2007, our contractual obligations were as follows:

		Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	22,640	3,747	8,690	6,172	4,031
Capitalized leases	259	207	52	—	—
Long-term debt (1)	44,039	44,039	—	—	—
Consulting obligation (2)	858	237	621	—	—

Totals	67,796	48,230	9,363	6,172	4,031

(1)	Does not include letters of credit securing lease obligations.

(2)	Includes contracted services with our Formulator for Cosmedicine, and consulting agreements with accounting, packaging, and IT consultants.

Off Balance Sheet Arrangements

          We do not have any off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows. We are exposed to market risk associated with changes in interest rates. Our cash resources earned interest at variable rates and, therefore, our return on these funds is affected by fluctuations in interest rates. There have been no changes in interest rates that would have a material impact on our consolidated financial position, results of operations or cash flows for the three and nine months ended March 31, 2007.

          Convertible Securities: We remeasured our convertible securities in compliance with EITF 00-19, based on the fair value of our Common Stock into which they are convertible, since there are currently insufficient shares authorized to allow conversion. The fair value of the Common Stock is based on the price paid for a share of the stock closest to the measurement date. As of March 31, 2007 the closing price for our Common Stock was $0.05. Changes in the price paid for a share of our Common Stock can have a significant impact on the amount recorded for the convertible securities. For example, the movement up or down in the price of our Common Stock by $0.10 will cause the balance of convertible securities to fluctuate by approximately $65 million. This fluctuation would result in an impact to our net loss. As of July 20, 2007, the closing price of our Common Stock was $0.011. Convertible securities will convert back to equity when there are a sufficient number of shares of Common Stock authorized.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Internal Controls

          Our management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, our Chief Financial Officer / Chief Operating Officer has concluded that the disclosure controls and procedures are not effective for the reasons specified below.

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

Remediation of Material Weaknesses

          In order to remediate these weaknesses, we have retained another accounting firm in which members of that firm’s accounting staff have worked under the supervision of our Chief Financial Officer. The Company has also retained an information technology firm to upgrade operating, financial and accounting systems which is expected to further improve the control environment. In addition, On May 1, 2006, we appointed a new Chief Financial Officer and in August 2006 we hired a Controller. We are also working to integrate our inventory system to improve our controls over inventory and related areas. We have made progress to remediate identified internal control deficiencies and to establish adequate internal controls over financial reporting during the nine months ended March 31, 2007. The above remedial actions have not been in place long enough to have been tested and will be assessed for their adequacy on a continuous basis.

          Except as described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) since the fiscal year ended July 1, 2006 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

UBS Lawsuit

          UBS Securities, LLC commenced a lawsuit against the Company in the Supreme Court of the State of New York, County of New York on September 18, 2006. The complaint alleges that UBS was engaged to provide investment banking services to the Company and that UBS is owed a fee of $1,750,000 with respect to a private placement that was consummated in June, 2006 and funded in July 2006. By order entered on May 25, 2007, the court granted UBS’s motion for summary judgment. On June 5, 2007 the court entered judgment against the Company in the sum of $1,962,139.25, inclusive of interest and costs. A hearing on UBS’s request for attorney’s fees will be held on September 5, 2007. In the event the Company is required to pay this judgment in full, it would materially and adversely affect the Company. The Company does not believe the final settlement will exceed the amount accrued.

Item 6. Exhibits

1.	Exhibits: (see accompanying Exhibit Index included after the signature page of this Report for a list of exhibits filed in this Report).

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUEYOU.COM INC.

Date: August 7, 2007	By:	/s/ Matthew Burris

Matthew Burris
Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer / Chief Operating Officer.

32.1	Section 1350 Certification of Principal Financial Officer / Chief Operating Officer.