Form 10-K
period 2007-06-30
TRUEYOU.COM
filed 2007-11-20
CIK 1316924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

TrueYou.Com Inc.
(Exact name of registrant as specified in its charter)

Delaware	000-51158	13-4024017
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

232 Madison Ave, Suite 906 New York, NY		10016
(Address of principal executive offices)		(Zip Code)

(212)500-5150
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
Yes ☐ No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates based upon the closing sale price reported on the over counter market on the Pink Sheets as of November 2, 2007 was approximately $0.1 million. In determining this figure, registrant has assumed that all directors, executive officers and persons known to it to beneficially own ten percent or more of such Common Stock are affiliates. This assumption shall not be deemed conclusive for any other purpose. The number of shares of common stock, par value $0.001 per share, outstanding as of November 2, 2007 was 18,388,557.

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

          Unless otherwise indicated in this Report, references to “TrueYou” refer to TrueYou.Com Inc.; references to “KAAI” refer to Klinger Advanced Aesthetics, Inc. and its consolidated subsidiaries; references to the “we,” “our,” “us”, and the “Company” refer to TrueYou.Com Inc. and its consolidated subsidiaries (including KAAI), as applicable.

PART I

ITEM 1. BUSINESS

Overview

General

          On May 7, 2007, the Company sold all of its spa/salons to GK Acquisition LLC, an unaffiliated third party. The agreement provided that the sale transaction is effective for accounting and profit/loss purposes as of April 1, 2007. The sale was implemented by the sale of the equity interests of various subsidiary entities of the Company as well as an assignment of leases. Prior to the sale, we operated eleven spa/salons throughout the United States and offered both cosmetic services and medical procedures to customers under one delivery system and combined them with salon and spa services together under a single brand. The Company adopted a plan to sell the spa/salons in May 2007 and, accordingly the Company began presenting the operations of the stores as discontinued operations in the fourth quarter of the current fiscal year. As a result of the sale, the operations of the spa/salons are presented as discontinued operations for all the periods presented. The Company had previously developed a skin care line of products (Cosmedicine™ or Cosmedicine) which was being distributed through Sephora USA, Inc. stores and the Company’s own facilities. After May 7, 2007 the Company continues to sell Cosmedicine through Sephora USA, Home Shopping Network, and JCPenney. Continuing operations presented in this Report consist of our Cosmedicine line of clinical skin care products.

History of TrueYou.Com Inc.

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

          On December 20, 2005, TrueYou signed a Share Exchange Agreement with Klinger Advanced Aesthetics, Inc. (“KAAI” or “Klinger”) and the securityholders of KAAI. The Company entered into the Share Exchange Agreement in order to enable the Company to exploit and develop the business of Klinger which is described below. Under the terms of the Share Exchange Agreement, TrueYou issued to the KAAI securityholders: (i) 27,858.9673 newly issued shares of its Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), each of which is convertible into 10,000 shares of TrueYou Common Stock, par value $.001 per share (“Common Stock”), (ii) 8,452.0222 newly issued shares of its Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), each of which is convertible into 10,000 shares of Common Stock and (iii) newly issued Warrants which terminate on September 21, 2010 and which have an exercise price of $2,112.54 per share of Series B Preferred Stock and which equates to an exercise price of $.211254 per share of TrueYou Common Stock to purchase 3,969.0363 shares of its Series B Preferred Stock.

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

          On July 6, 2006, TrueYou closed on a financing and issued to Laurus Master Fund, Ltd. (“Laurus”), a Secured Term Note in the principal amount of $25.0 million and issued to Laurus, series A warrants, series B warrants and series C warrants to purchase up to 37,351,824 shares, 6,839,394 shares and 6,693,875 shares, respectively, of Common Stock. The warrants have an exercise price of $.01 per share and may be exercised for a period of up to 10 years from issuance. According to the terms of the agreement, since prior to the 14th month anniversary of June 30, 2006, the Company’s obligations to Laurus under the Secured Term Note had been reduced to $12,500,000 or less, the warrants to purchase 6,839,394 shares of Common Stock will be automatically cancelled and terminated and since at that time the Company’s obligations under this Note had been reduced to zero, the warrants to purchase an additional 6,693,875 shares of Common Stock will also be cancelled.

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

          On December 22, 2006, TrueYou entered into a subordinated securities purchase agreement with Laurus, pursuant to which TrueYou issued to Laurus (i) a senior subordinated secured term note in the principal amount of $1.0 million (the “Senior Subordinated Secured Note”); and (ii) warrants to purchase up to 10,000,000 shares of Common Stock. The warrants have an exercise price of $.001 per share and may be exercised for a period of 7 years. According to the terms of the agreement, since the Senior Subordinated Secured Note was not repaid by April 30, 2007, TrueYou is required to issue to Laurus warrants with like terms to purchase an additional 8,750,000 shares of Common Stock.

          On December 22, 2006, the Company also entered into a loan agreement (the “Senior Subordinated Loan Agreement”) with senior subordinated lenders, (including affiliates of the Company, see “Certain Relationships and Related Transactions”) pursuant to which the senior subordinated lenders loaned TrueYou $3.0 million (the “Senior Subordinated Loan”). Pursuant to the Senior Subordinated Loan Agreement, TrueYou issued to the senior subordinated lenders, 7 year warrants to purchase an aggregate of 15,384,615 shares of Common Stock with an exercise price of $.001 per share. According to the terms of the agreement, since the Senior Subordinated Secured Note was not repaid by April 30, 2007, certain of the holders of such warrants are required to contribute 8,750,000 warrants back to TrueYou and TrueYou is required to issue an additional 8,750,000 Warrants to Laurus (see “Certain Relationships and Related Transactions”).

          On March 16, 2007, the Company executed four Senior Secured Notes in the aggregate amount of $2,000,000 (North Sound Legacy International Ltd. $1,125,000, North Sound Legacy Institutional Fund LLC $375,000, and, Seapine Investments, LLC $375,000, each of whom is an existing stockholder of the Company, and Andrew D. Lipman, a former director and existing stockholder $125,000). The Notes were due on demand and bear interest at the prime rate in effect from time to time as reported in the Wall Street Journal plus 2% and originally ranked pari passu in payment and security with the $25,000,000 of senior indebtedness of the Company issued to Laurus made as of June 30, 2006. Due to the refinancing and repayment of the $25.0 million senior debt, the Company, Laurus, and bridge lenders have entered into agreements for the integration of these loans consistent with that of the May 2007 loan documentation with Laurus discussed below.

          On March 27, 2007, the Company executed four additional Senior Secured Notes in the aggregate amount of $2,000,000 (North Sound Legacy International Ltd. $1,125,000, North Sound Legacy Institutional Fund LLC $375,000, and, Seapine Investments, LLC $375,000, and Andrew D. Lipman $125,000). The Notes were due on demand and bear interest at the prime rate in effect from time to time as reported in the Wall Street Journal plus 2% and originally ranked pari passu in payment and security with the $25,000,000 of senior indebtedness of the Company issued to Laurus made as of June 30, 2006. Due to the refinancing and repayment of the $25.0 million senior debt, the Company, Laurus, and bridge lenders have entered into agreements for the integration of these loans consistent with that of the May 2007 loan documentation with Laurus discussed below.

          On May 7, 2007, the Company entered into an Amended and Restated Securities Purchase Agreement with Laurus pursuant to which (i) the Company sold to Laurus a Secured Term Note in the aggregate principal amount of $54,650,000; and (ii) the Company issued to Laurus separate warrants to purchase up to 29,276,583,452 shares and 9,245,236,880 shares, respectively, of the Company’ Common Stock. On the Closing Date, the obligations of the Company to Laurus under the June 30, 2006 note were repaid and the Company received $25,900,000 in new cash proceeds from the note and placed $8,069,243 in a restricted account to be utilized to prefund interest of the note. This prefunded interest is presented as a discount to the Senior debt (net of discount) on the June 30, 2007 Consolidated Balance Sheet. The sum of $4,000,000 was wired to a Company account and an additional $12,912,256 was deposited to a restricted account to be disbursed to the Company in accordance with a Restricted Account Letter Agreement dated May 4, 2007, which provides that the Company must meet certain financial conditions including reaching settlements with creditors before further money is released. In addition, $918,501 was applied to closing costs incurred on the financing.

          As of June 30, 2007, the balance in the restricted account subject to the agreement was $10.8 million and is included in Restricted cash in the Consolidated Balance Sheet.

Exchange of Debt and Equity

          On May 7, 2007, each of the holders of the Company’s Series C Preferred Stock, Series D Preferred Stock and the holders of its Senior Subordinated Indebtedness and Subordinated Indebtedness aggregating an original principal amount of $14,038,710 and issued on May 9, 2006, July 11, 2006, and December 22, 2006 exchanged their shares of Preferred Stock and indebtedness, respectively, for shares of a newly created Series E Convertible Preferred Stock of the Company. The exchange was in connection with and as a condition to the Laurus financing and the issuance of Warrants by the Company to Laurus. An additional $1,000,000 of Subordinated Debt was also exchanged for Series E Convertible Preferred Stock of the Company.

          To implement the exchange, on May 7, 2007, the Company created a new Series E Convertible Preferred Stock. The Series E Preferred Stock is being utilized because the Company does not have sufficient authorized shares of Common Stock and ranks pari passu with the existing Common Stock and Series B Preferred Stock of the Company. Holders of Series E Preferred Stock shall have full voting rights and powers and equal to that of holders of Common Stock and preferred B holders. The Series E Preferred Stock shall be initially convertible into Common Stock at the rate of 1,000,000 shares of Common Stock per one Preferred Share. These shareholders will also be entitled to dividends on a pari passu basis with that of the Common Stock holders.

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

          In November 2003, KAAI acquired three additional facilities. The first was the acquisition of a Palm Beach Gardens spa and clinic facility for cash, shares of its series A convertible preferred stock and a subordinated promissory note. The second acquisition was of a similar facility in Boca Raton, Florida for cash, shares of KAAI’s series A convertible preferred stock and assumption of indebtedness and a third facility located at Boca Pointe in Boca Raton, Florida was acquired for cash and shares of KAAI’s series A convertible preferred stock. Concurrent with the three acquisitions, KAAI entered into an agreement with FCPR L Capital (“L Capital”), a private equity fund managed and represented by L Capital Management SAS, a subsidiary of LVMH by LVMH Moët Hennessy Louis Vuitton S.A (“LVMH”), whereby L Capital acquired a subordinated convertible promissory note in the amount of $13,300,000 convertible into KAAI’s common stock. KAAI also entered into a Securityholders Agreement, Share Transfer Agreement and other Agreements relating to KAAI. See “Certain Relationships and Related Transactions”. Subsequently, L

Capital also acquired $8,200,000 in KAAI’s series D preferred stock. All of the securities issued to L Capital have been converted into shares of TrueYou under the Share Exchange Agreement.

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

          On January 9, 2006, KAAI changed its name from Advanced Aesthetics, Inc. to Klinger Advanced Aesthetics, Inc.

Business Strategy

          We are focusing our resources on consumers’ skin care needs. Our goal is to establish a trusted credible consumer brand in a market currently characterized by a confusing array of product offerings and claims.

          Our market positioning and strategy is to bring measured outcomes and clinical excellence into the personal appearance market. Our brand is designed to stand for products which offer efficacy and reliability, for customers and consumers. Our experience in the aesthetics market is now focused on our skin care brand Cosmedicine.

Cosmedicine Products

          Our Company formulates and distributes its own line of clinical skin care products that includes OTC skin care products. We currently market our products through Sephora, Home Shopping Network (“HSN”), JCPenney, and the internet. We plan to broaden our Cosmedicine offering to feature “Cosmedicine Professional”, which we expect will include a line of RX grade products sold into medical offices and Med Spa channels. We launched the Cosmedicine product line in January 2006.

Distribution Channels

Sales channels can significantly impact a brand’s consumer perception. We have several exclusive arrangements with retailers whose consumer image we believe reinforces the credible nature of our products.

          Sephora USA, Inc.

          Sephora USA (“Sephora”) is an upscale beauty retailer with 168 locations in the U.S. and over 515 locations abroad. We have entered into an exclusive agreement with Sephora that provides for the sale and development of our Cosmedicine skin care line being distributed in Sephora stores, Sephora.com web site, Sephora “Stores-Within-a-Store” in JCPenney and as part of Sephora’s on-air strategic alliance with HSN.

          Sephora paid us a performance deposit of $5 million in December 2004 for certain exclusive distribution rights. We are required to return 50% of the deposit to Sephora when the gross revenues relating to the sale of Cosmedicine products, less allowances, discounts and returns, plus certain Sephora capital expenditures, equal $30 million. We are required to return the remaining 50% when such revenues and capital expenditures equal $60 million. We have recorded $6.1 million in net revenues on a cumulative basis from January 1, 2006 to June 30, 2007. See “Material Agreements-Agreement with Sephora” and “Certain Relationships and Related Party Transactions – Sephora.”

          Home Shopping Network

          HSN operates one of the largest direct U.S. retail networks for the sale of consumer products. We have entered into an exclusive agreement with HSN that provides for the sale of Cosmedicine skin care products on our own Cosmedicine shows on HSN and on the Sephora on HSN shows. HSN is required to order annual minimum amounts to maintain the exclusive direct-to-consumer network sales rights.

Skin Care Products Market

          As evidenced by the number of brands entering the market, we believe the industry continues to grow as it did in the five years up to and including 2004. During this period the market for professional skin care products grew at double digit annual percentage rates. Skin care products are mainly distributed through three retailer channels: Spas and Salons, Retail Stores, and Medical Care Providers. While the Spas and Salons represented the majority of the sales, we see continued growth in the other two retail formats.

Competition

          Product Manufacturers. We currently face competition from numerous competitors including L’Oreal Group. La Roche Posay (a division of L’Oreal Group) offers skin care products through various distribution channels including dermatologist offices.

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

          FDA Regulations

          Many products in our Cosmedicine skin care product line are subject to regulation by the United States, Department of Health and Human Services, Food and Drug Administration, the FDA. The Cosmedicine skin care product line consists of products that are regulated by the FDA as cosmetics and may also be regulated as over-the-counter drugs. The Food, Drugs, and Cosmetic Act, (the FD&C Act), is the federal law that governs cosmetics and drugs, defines cosmetics by their intended use, as articles intended to be rubbed, poured, sprinkled, or sprayed on, introduced into, or otherwise applied to the human body for cleansing, beautifying, promoting attractiveness, or altering the appearance (i.e., skin moisturizers). Drugs are defined by their intended use, as articles intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease and articles (other than food) intended to affect the structure or any function of the body of man or other animals.

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

Material Agreements

Agreements with Johns Hopkins Medicine

          Termination of Agreement

          On May 7, 2007, we entered into an agreement with Johns Hopkins Medicine, Johns Hopkins University and Johns Hopkins Health Systems Corporation, pursuant to which the Consulting and Services Agreement between Advanced Aesthetics, Inc. and Johns Hopkins Medicine (“Johns Hopkins”) dated November 23, 2003, as amended was terminated effective April 13, 2007. Under the Agreement, we were required to pay Johns Hopkins $369,565 by July 31, 2007, and as of the effective date, Johns Hopkins will no longer provide services to the Company. We did make the payment by the required date. As a result of this agreement, we have recorded a derecognition of the intangible asset of approximately $3.0 million and the liability of approximately $3.3 million in the fourth quarter ended June 30, 2007.

          The May 7, 2007 agreement also provides that the License and Management Agreement between Johns Hopkins University and a Company subsidiary, Klinger Advanced Aesthetics, LLC, relating to the Company’s Chevy Chase, Maryland facility is terminated effective May 13, 2007, and that the Company shall pay Johns Hopkins all amounts due under that agreement by May 21, 2007. Under the agreement we paid $0.2 million due through March 31, 2007. This amount is included in Loss from discontinued operations in the Consolidated Statement of Operations for the year ended June 30, 2007. The subsidiary was sold to GK Acquisition effective April 1, 2007.

Agreement with Sephora USA

          In December 2004 KAAI entered into a Retail Alliance Agreement with Sephora USA, LLC (“Sephora”). Pursuant to the agreement KAAI granted Sephora the rights to sell its Cosmedicine products in Sephora retails stores, through its website, any other retail channels. The term of the agreement is until December 31, 2010.

          Upon execution of the agreement, Sephora deposited a performance deposit in an amount of $5.0 million with an escrow agent, which was subsequently paid to KAAI. If Sephora, pursuant to the terms of the agreement, terminates the agreement with KAAI it may have the right to recoup a portion of the $5.0 million performance deposit. Sephora will also have the right to earn back its performance deposit if the arrangement is successful. KAAI will be required to return to Sephora 50% of the performance deposit at such time that gross revenues relating to the sale of Cosmedicine products, less allowances, discounts, and returns (“Net Revenues”) plus certain Sephora “Capital Expenditures” (each as defined in the agreement) equals $30 million and the remaining performance deposit at such time that such Net Revenues plus “Capital Expenditures” equals $60 million. We have recorded $6.1 million in net revenues on a cumulative basis from January 1, 2006 to June 30, 2007. See “Certain Relationships and Related Party Transactions – Sephora.”

Agreement with HSN

          HSN operates one of the largest direct U.S. retail networks for the sale of consumer products. On April 2, 2007 KAAI entered into an exclusive marketing agreement with HSN (“Marketing Agreement”) that provides for the sale of Cosmedicine skin care products on our own Cosmedicine shows on HSN and on the Sephora on HSN shows. HSN is required to order annual minimum amounts to maintain the exclusive direct-to-consumer network sales rights. Under this Marketing Agreement HSN (a) agreed to position KAAI as an aesthetics and “science of beauty” expert, (b) will work with KAAI on development of skincare, beauty, aesthetics and cosmetic products (“Products”), (c) will purchase the Products from KAAI pursuant to HSN’s Master Terms and Conditions for Purchase Orders as modified by the Rider to the Master Terms, (d) will provide airtime on HSN’s television shopping programming (“HSN’s TV Programs”) to KAAI for the purpose of marketing, promotion and sale of the Products pursuant to the following schedule of hours:

Year	Hours

Year 1 of Agreement	30 hours

Year 2 of Agreement	60 hours

Year 3 of Agreement and thereafter	80 hours

(e) will be responsible for the distribution of HSN’s TV Programs and for payment of all associated fees and cable commissions, (f) may offer the Products online at its HSN .com website, (g) will develop a mutually agreeable public relations strategy (“PR Strategy”) with KAAI to assist in the promotion of the availability of the Products at HSN, provided that each party will be solely responsible for their respective costs in its execution of any mutually agreed to PR Strategy, (h) will develop a mutually agreeable strategy to promote the Products through “Advanced Service Sales”, (defined as video-on-demand, interactive television, podcasts, and any similar means of sale or any successor media to such means), and a mutually agreeable robust continuity program strategy, (i) will, at its own cost and expense, be responsible for processing customer orders it receives for Products, processing payments for customer orders, and for the fulfillment of all customer orders, and (j) will, at its own cost and expense, be responsible for customer service inquiries relating to customer orders and for handling returns of customer orders.

          Under the agreement, HSN remits payments directly to the Company for products ordered. The term of the agreement is two years, and unless terminated in accordance with provisions in the agreement, shall renew for five successive one year terms.

          Agreements with Mark Potter and Atlantis Laboratories

          On April 4, 2006, KAAI entered into a Consulting Agreement (the “Consulting Agreement”) with Mark Potter and Atlantis Laboratories, Inc. (“Atlantis” and together with Mr. Potter, the “Formulators”). The Formulators have developed, formulated and produced skin care products for our Cosmedicine product line. Under the Consulting Agreement, the Formulators agreed to use their best efforts to provide all services necessary to (i) expand the number of product types in our over-the-counter Cosmedicine line, (ii) formulate and develop an enhanced version of (a) Cosmedicine, (b) a foundation cosmetic line, (c) a hair care product line and (d) a cosmetics line, and (ii) have such products produced and shipped by Atlantis for sale at our previously operated spa and salon facilities and other outlets.

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

Potter also received 100,000 options to purchase KAAI common stock on February 1, 2005, at a True You equivalent exercise price of $0.34 per share, vesting over four years. The initial term of the Consulting Agreement is five years.

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

          Pursuant to the Consulting Agreement, KAAI agreed to loan up to a total of $1,100,000 to Mr. Potter for the purchase of land in Conroe, Texas and construction of a laboratory and manufacturing facility to manufacture and supply the Cosmedicine line of products. On April 17, 2006, KAAI made a loan of $392,200 to the Formulators for the purchase of the property evidenced by a promissory note. Under the promissory note, the principal sum of $392,200 with interest at the rate of 6-1/2% per annum is payable in 120 monthly installments of principal and interest in the amount of $4,453.00 commencing on May 1, 2006. At June 30, 2007 the Company had a note receivable balance of $0.4 million from Mr. Potter which is included in other assets on the consolidated balance sheet.

          In connection with the foregoing, KAAI also entered into a construction loan agreement dated April 4, 2006 with the Formulators pursuant to which the Formulators executed a $650,000 construction loan promissory note to KAAI for the development of a laboratory and manufacturing facility to be operated by Atlantis on the Property. Under the terms of the construction loan agreement, we are to make advances to the Formulators under the construction loan promissory note from time to time in connection with the construction on the property. The amount of each advance will be determined by KAAI. The unpaid principal balance on the construction loan promissory note bears interest at a rate of 6-1/2% per annum. Monthly installments of interest only on the outstanding principal balance will be due commencing on the first day of the month following the initial advance and continuing on the first day of each subsequent month up to and including April 1, 2007. Commencing May 1, 2007, and continuing through April 1, 2016, installment payments of principal and interest became due in such amount as will be sufficient to pay in 108 equal payments all principal and accrued interest. At June 30, 2007 the Company had a note receivable balance of $0.1 million from Mr. Potter on the construction loan which is included in other assets on the consolidated balance sheet.

Vendor agreements

          During the year ended June 30, 2007, the Company negotiated with its vendors for reductions in accounts payable of approximately $1.1 million. Included in this amount were settlements with vendors that are also shareholders of the Company in the amount of $0.1 million, which have been reflected as a capital contribution and included in additional paid in capital.

Intellectual Property

          We consider trademark protection to be important to our business and we are the owners of two remaining U.S. and foreign trademark applications/registrations. These trademarks are: Cosmedicine and Truth is Beauty.

          Due to the sale of the stores / salons on May 7, 2007 we have disposed of various trademarks including: KAAI, the KAAI logo, KAAI Signature Services, Klinger Advanced Aesthetics, Georgette Klinger, SkinState, Personal Aesthetics Blueprint, Aesthetic Concierge, Nth (K Logo) Service Services and The Place of Possibilities.

Employees

          On October 26, 2007 and July 1, 2006, we had 20 and 535 employees, respectively. Included in the headcount at July 1, 2006 are the employees of the stores / salons that were sold as of May 7, 2007. We consider our relations with our employees to be satisfactory. We believe our future will depend in large part on our ability to attract and retain highly skilled employees.

Available Information

          All of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments to those reports, filed with or furnished to the Securities and Exchange Commission (the “SEC”), are available free of charge upon request through our corporate internet website www.cosmedicine.com or to mburris@cosmedicine.com, as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC.

          The information on this website is not, and shall not be deemed to be, part of this Report or incorporated into any other filings we make with the SEC.

ITEM 1A. RISK FACTORS

          You should carefully consider each of the following Risk Factors and all other information in this Report. These Risk Factors are not the only ones facing the Company. Our operations could also be impaired by additional risks and uncertainties. If any of the following risks and uncertainties develops into actual events, our business, financial condition and results of operations could be materially and adversely affected.

Risks Related to the Company

We have a history of large operating losses.

          As of June 30, 2007 we had an accumulated net deficit of $91.8 million. These losses result, in part, from our high corporate expenses in connection with the establishment of the business, unrealized losses on convertible securities and the limited revenues we had during the same periods. There are no assurances that we will be able to significantly grow our revenue, reduce our corporate expenses or become profitable in the future. These factors raise doubt about our ability to continue as a going concern. Also, as a result of our losses, the opinion of our Independent Registered Public Accountants on our audited financial statements for fiscal year 2007 has included an explanatory paragraph relating to “going concern consideration.” A going concern consideration explanatory paragraph indicates that our auditors have substantial doubt about our ability to continue as a going concern for at least a reasonable period of time. Our ability to continue as a going concern ultimately depends on our ability to increase sales and reduce expenses to a level that will allow us to operate profitably and sustain positive operating cash flows, and raise additional capital. We have been unsuccessful to date in implementing a business plan which enables us to operate profitably.

We may need additional capital to meet our working capital requirements and debt service and will be required to curtail our operations if it is not available.

          Our principal future uses of funds are for debt service and working capital requirements to execute our strategy. It is expected that our net losses will continue at least through the end of fiscal year 2009. Our need for additional capital to finance our operations and growth will be greater if, among other things, our revenue or expense estimates prove to be incorrect. We have had several recent financings (see Item 1 of this Report) with the most recent completed on May 7, 2007. But these financing may not be sufficient to enable the Company to continue its operations and additional capital may be required. We may not be able to obtain financing in which event we may be unable to continue our operations and/or implement our strategy.

Revenue from our Cosmedicine line of products may not grow quickly enough to meet working capital and debt service requirements.

          Our future success relies on the continued development and success of our Cosmedicine product line. At such time as our existing packaging is used, our Cosmedicine products will no longer include any reference to Johns Hopkins. There is no guarantee that we will be able to further penetrate the cosmetics market and continue to grow our sales of Cosmedicine products at a rate necessary to meet working capital and debt service needs. If we fail to do so our results of operations will be adversely affected.

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

We are dependent on our relationships with Sephora and HSN

          Our agreements and relationship with both Sephora and HSN provide us with key differentiation versus existing and potential competitors. Our agreements grant Sephora and HSN, respectively, the right to terminate their agreement with us for a variety of reasons. The Sephora agreement provides that if Mr. Richard Rakowski, Chairman and past Chief Executive Officer stops serving at any time prior to December 31, 2007, Sephora may terminate the agreement except that if it is a result of death or disability, such termination will not occur so long as KAAI designate a qualified replacement within 90 days. If HSN terminates the Marketing Agreement our Cosmedicine revenue can be negatively affected. If Sephora terminates their agreement with us in addition to a negative affect on our revenues, under certain circumstances we may have to reimburse a portion of the upfront $5 million performance deposit we received from them. In addition, the loss of either or both of these relationships could substantially decrease our differentiation from competitors and could materially adversely affect the Company.

We may be negatively affected by the recent Chapter 11 Filing by GK Acquisition

          On July 25, 2007, the GK Acquisition, the purchaser of the stores / salons filed for relief under Chapter 11 of the U.S. bankruptcy laws. There is no assurance that the Purchaser will be able to fulfill various commitments included in the Purchase and Sale Agreement. The outcome of this Chapter 11 filing is uncertain, but we have considered it probable that GK Acquisition will not be able to meet all of the commitments included in the Purchase and Sale Agreement. While management believes it has appropriately reserved for any estimated contingent liabilities, any required cash payments that are material could have a significant adverse effect on the Company.

The demand for our products may be adversely affected by changes in the economy.

          Demand for our products is driven by consumers whose broad spending patterns are affected by the state of the general economy. We do not provide essential products and negative changes to economic conditions could lessen the demand for our products.

We depend on our senior management and key employees, the loss of which could adversely affect our operations.

          Our success depends to a large degree upon the skills of our senior management team and current key employees, such as Matthew Burris and Jane Terker, and upon our ability to identify, hire, and retain additional sales, marketing, technical and financial personnel. We may be unable to retain our existing key personnel or attract and retain additional key personnel. We do not maintain key person life insurance for any of our officers or key employees. Due to our reliance on our senior management and key employees, the loss of any of our key executives or the failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on our business, operating results and financial condition.

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

          The Federal Food, Drug and Cosmetic Act, and the regulations promulgated thereunder, and other federal and state statutes govern, among other things, the testing, manufacture, safety, labeling, storage, recordkeeping, advertising and promotion of cosmetic products. Our Cosmedicine skin care product line is regulated by the United States Department of Health and Human Services, or FDA. Our Cosmedicine skin care product line consists of products that are subject to regulation by the FDA as cosmetics and may also be regulated as over-the-counter drugs. If they will be regulated as over-the-counter drugs they may require additional approvals and testing. The process of obtaining and maintaining regulatory approvals for the manufacturing or marketing of our Cosmedicine products could be costly and time-consuming and is subject to unanticipated delays. Regulatory requirements ultimately imposed could also adversely affect our ability to test, manufacture or market products.

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

Risks Related to Our Common Stock

Plans to increase the authorized number of shares could have an adverse effect on the market value of our Common Stock.

          We are required to take steps to increase the number of shares of Common Stock the Company is authorized to issue so that we would have sufficient shares of Common Stock available for the conversion of all outstanding shares of Preferred Stock and the exercise of all outstanding Series B and Series E Preferred Warrants and Common Stock Warrants into Common Stock. The shares reserved for issuance are currently greater than those authorized. Increasing the Authorized Shares would facilitate the conversion of the Preferred Stock, Series B and Series E Preferred Warrants and Common Stock Warrants issued in connection with the Share Exchange Agreement, Series D Preferred Financing, senior debt financing and subordinated debt financings. Such conversion into Common Stock will create dilution to existing Common Stock holders.

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

There could be a change in control of the Company if Laurus was to exercise enough of its outstanding Common Stock warrants after the Company completes its planned Authorized Share Increase.

          We issued warrants to purchase 38,521,820,332 shares of Common Stock to Laurus as part of the May 7, 2007 financing. If they were able to exercise these options, they would own more than 50% of the Company and cause a change in control.

Our Common Stock price could be volatile, which could result in substantial losses for investors.

          Our Common Stock price could be subject to volatility. Fluctuations in the price of our Common Stock could be rapid and severe and could leave investors little time to react. Factors that could affect the market price of our Common Stock include:

•	the limited amount of our Common Stock held by our non-affiliates;

•	quarterly variations in our operating results;

•	general conditions in our industry or in the securities market;

•	changes in the market’s expectations about our earnings;

•	changes in financial estimates and recommendations by securities analysts concerning our Company or the consumer products industry in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends in our markets;

•	changes in laws and regulations affecting our business;

•	sales of substantial amounts of Common Stock by our directors, executive officers or principal stockholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions and acts of war or terrorism.

•	A large number of outstanding dilutive securities, including those issued with the recent financings

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

Corporate Headquarters

          Our corporate headquarters are located in leased premises at 232 Madison Avenue, Suite 906, New York, NY 10016.

Other Locations

          As a result of the sale of the stores/salons on May 7, 2007, we have disposed of all eleven operating facilities.

          On February 8, 2007, the Company reached an agreement with the landlord at the Beverly Hills salon to surrender the leased property. There have been no further developments since the lease termination agreement. Previously, the Beverly Hills location had been closed for remodeling.

          The following chart sets forth data regarding our facilities:

City	Address	Facility Size (sq/ft)	Lease Expiration Date

New York (Corporate Headquarters)	232 Madison Avenue Suite 906 New York, NY	3,700	12/1/2014

Connecticut (Corporate Headquarters)	Building 501 Merritt 7 Corporate Park Norwalk, CT	13,340	9/21/2007*

*The lease, which previously had an expiration date of December 31, 2015, was terminated in connection with our relocation to new headquarters in New York.

ITEM 3. LEGAL PROCEEDINGS

UBS Lawsuit

          UBS Securities, LLC commenced a lawsuit against KAAI in the Supreme Court of the State of New York, County of New York on September 18, 2006. The complaint alleged that UBS was engaged to provide investment banking services to KAAI and that UBS is owed a fee of $1,750,000 with respect to a private placement that was consummated in June, 2006. On August 17, 2007 a settlement was reached with UBS under which the Company was required to pay $1.0 million in full settlement of the claim, no later than August 22, 2007. The Company made the required payment within the period specified by the agreement. The Company recognized expense of $1.75 million in the year ended July 1, 2006 to initially record a liability for this contingency. During the year ended June 30, 2007 $0.75 million was recorded as income to reduce the liability to the settlement amount. These amounts are included in Selling, general, and administrative expenses in the Consolidated Statements of Operation. The Company had a payable balance of $1.0 million as of June 30, 2007, with $0.5 million included in Accounts payable and $0.5 million included in Accrued expenses and other current liabilities in the Consolidated Balance sheet. The Company had a payable balance of $1.75 million as of 7/1/06, with $0.5 million included in Accounts payable and $1.25 million included in Accrued expenses and other current liabilities in the Consolidated Balance sheet.

Employee Lawsuits

          Eight prior employees have commenced lawsuits against KAAI in the Superior Court of New Jersey. The complaints allege that the employees were improperly terminated due to age. The Company is contesting these claims, and does not believe settlements of the claims will exceed the amount accrued and included in Accrued expenses and other current liabilities.

Other Contingencies

Mandalay Agreement

          A vendor asserted a claim relating to an October 1, 2005 agreement that was contested by the Company. An agreement between the parties was reached on February 1, 2007 to settle the dispute by granting the vendor 1,760,925 shares of Common Stock. The Company has recorded a marketing charge of $0.4 million for the year ended June 1, 2007 for this claim and $0.4 million is included in Additional paid-in capital on the June 30, 2007 Consolidated Balance Sheet, as a result of the issuance of the shares in the quarter ended March 31, 2007.

GK Acquisition

          On or about July 25, 2007, the Purchaser of the spa /salons filed a bankruptcy petition in the U.S. Bankruptcy Court, District of New Jersey (Newark). Although no litigation between the parties has been commenced, the Purchaser has served the Company with subpoenas seeking information relating to the sale and other transactions, disputes have arisen with respect to the various obligations of the parties, and such disputes may be the subject of litigation in the future. We have complied in all respects to provide the information requested.

General

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

          On March 23, 2006 the Certificate of Amendment was approved by: (A) the holders of a majority of the Company’s outstanding stock entitled to vote with respect to an amendment of the Company’s certificate of incorporation, (B) the holders of more than 50% of the outstanding shares of Series C Preferred Stock, in accordance with the Certificate of Designation of the Series C Preferred Stock; and (C) the holders of more than 75% of the outstanding shares of Series D Preferred Stock, in accordance with the Certificate of Designation of the Series D Preferred Stock. On March 23, 2006 we filed with the Commission a preliminary Information Statement on Schedule 14C in connection with the proposed Amendment. On May 2, 2006, we received comments from the Commission with respect to the Information Statement. We reviewed the Commission’s comments and submitted a revised Information Statement in response to such comments on October 4, 2006. On November 1, 2006, we received additional comments from the Commission with respect to the Information Statement. As a result of the recent financing transactions, the sale of the Klinger stores / salons including the sale of the “Klinger’ brand. and the major change in the capitalization of the Company, the Company is currently considering its options with respect to the foregoing amendment.

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

	High	Low

2008 Quarter Ended
First Quarter (July 1 – September 29, 2007)	$0.03	$0.005

2007 Quarter Ended
First Quarter (July 2 – September 30, 2006)	$0.35	$0.12
Second Quarter (October 1 - December 30, 2006)	$0.34	$0.16
Third Quarter (December 31, 2006 – March 31, 2007)	$0.28	$0.05
Fourth Quarter (April 1, 2007 – June 30, 2007)	$0.06	$0.03

2006 Quarter Ended
First Quarter (September 1 – October 1, 2005)	$0.04	$0.04
Second Quarter (October 2 - December 31, 2005)	$0.51	$0.04
Third Quarter (January 1, 2006 through April 1, 2006)	$1.15	$0.20
Fourth Quarter (April 2, 2006 through July 1, 2006)	$0.80	$0.34

          On November 2, 2007, the last reported sale price the Company’s Common Stock on the Pink Sheets® was $0.005 per share. On October 23, 2007, there were 299 record holders of our Common Stock.

          We are authorized to issue 20,000,000 shares of Common Stock, of which 18,388,557 and 16,756,438 shares are issued and outstanding as of November 2, 2007 and June 30, 2007, respectively. We are authorized to issue 1,000,000 shares of preferred stock, par value $0.001 per share, of which (i) 5,000 are designated as Series A Preferred Stock, (ii) 100,000 are designated as Series B Convertible Preferred Stock, (iii) 50,000 are designated as Series C Convertible Preferred Stock, (iv) 1,530 are designated as Series D Convertible Preferred Stock, and (v) 500,000 are designated as Series E Preferred Stock. 27,858.9673 shares of Series B Preferred Stock are issued and outstanding as of November 2, 2007 and June 30, 2007. On November 1, 2007 we also issued 8,301.278759 shares of Series E Preferred Stock as a result of the exchange of Series C and D Preferred Stock and subordinated debt pursuant to the May 7, 2007 financing.

          On May 7, 2007, and in accordance with letter agreements dated March 12, 2007, each of the holders of the Company’s Series C Preferred Stock (8,452.0222 shares), Series D Preferred Stock (1,530 shares) and the holders of its Senior Subordinated Indebtedness and Subordinated Indebtedness aggregating a principal amount of $14,038,710 exchanged their securities for shares of a newly created Series E Convertible Preferred Stock of the Company. The exchange was in connection with and as a condition to the Laurus financing and the issuance of Warrants by the Company to Laurus as described in this Report. An additional $1,000,000 of Subordinated Debt was also exchanged for Series E Convertible Preferred Stock of the Company.

          To implement the exchange, on May 7, 2007, the Company’s Board of Directors designated a new Series E Convertible Preferred Stock. The Series E Preferred Stock is being utilized because the Company does not have sufficient authorized shares of Common Stock as described in this Report and previous SEC filings by the Company and ranks pari passu with the existing Series B Preferred Stock of the Company.

          Previously, in connection with the Share Exchange Agreement, we had agreed with certain of our shareholders that we would amend our Certificate of Incorporation to increase the number of shares of authorized Common Stock so that all of the shares of our Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock will convert automatically into Common Stock. As mentioned above, the Series C and D Preferred have been exchanged for Preferred Series E. The Company intends to have the Series E Preferred Stock convert into Common Stock at the time there are sufficient authorized shares.

Dividends

          There have been no dividends declared on our capital stock since the Company was formed. Dividends at the rate of 4% per annum accrued on our shares of Series C Preferred Stock and Series D Preferred Stock until their exchange for Series E Preferred. The accrued dividends were also exchanged at that time. Under the credit agreement that previously existed with TICC, we were prohibited from paying any cash dividends without the consent of TICC. This restriction was eliminated with the financing obtained on July 6, 2006 but a similar restriction is contained in the Laurus senior debt financing. It is not anticipated that any dividends will be declared for the foreseeable future on our Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

               The table appearing below sets forth our selected financial data as of the end of and for each of the four fiscal years in the period ended June 30, 2007 which was derived from our audited financial statements. We have also presented unaudited financial data from our predecessor company, Dischino Corporation d/b/a Cosmo & Co., for the year ended March 31, 2003. All prior years presented have been restated to reflect discontinued operations as a result of the spa/salons sold on May 7, 2007. This information should be read together with the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes to those statements included elsewhere herein.

	TrueYou.Com, Inc.

In thousands, except share and per share amounts	Restated (unaudited) 2003	Restated For the Period From June 29 [inception] to June 30, 2003	Restated 2004	Restated 2005		Restated 2006	2007
Total revenue-net	$—	$—	$—	$		$2,678	$3,596
Cost of revenue	—	—	—		—	1,130	1,610
Operating costs and expenses:
Selling, general and administrative expenses:	465	2,146	6,744		12,256	20,919	14,138

Depreciation and amortization	1	—	118		261	217	649

Total operating expenses:	466	2,146	6,862		12,517	21,136	14,787

Income (loss) from operations	(466)	(2,146)	(6,862)		(12,517)	(19,588)	(12,801)
Interest expense, net	—	—	2,086		3,865	3,829	24,763
Registration rights penalties	—	—	—		—	1,547	2,324
Loan default penalty	—	—	—		—	—	3,750
Unrealized (gain) loss on convertible securities	—	—	—		—	132,683	(206,067)
Income (loss) from operations before discontinued operations and income taxes	(466)	(2,146)	(8,948)		(16,382)	(157,647)	162,429
Discontinued operations (net of $194 tax for the year ended March 31, 2003):
Income (loss) from operations	787	(2,844)	(4,886)		(3,539)	(14,058)	(34,627)
(Loss) on sale	—	—	—		—	—	(5,374)
Income (loss) before income tax provision:	321	(4,990)	(13,834)		(19,921)	(171,705)	122,428
Income tax provision:	—	—	—		—	—	—
Net Income (loss):	321	(4,990)	(13,834)		(19,921)	(171,705)	122,428
Dividends (forfeitures) on preferred stock:	—	—	488		1,400	1,125	(2,474)
Net Income (loss) applicable to common shareholders:	$321	$(4,990)	$(14,322)		$(21,321)	$(172,830)	$124,902

Basic income (loss) per common share:	$0.02	$(0.33)	$(0.96)		$(1.42)	$(11.53)	$7.97

Diluted income (loss) per common share:	$0.02	$(0.33)	$(0.96)		$(1.42)	$(11.53)	$6.25

Weighted average common shares outstanding, basic:	14,995,513	14,995,513	14,995,513		14,995,513	14,995,513	15,680,585

Weighted average common shares outstanding, diluted:	14,995,513	14,995,513	14,995,513		14,995,513	14,995,513	20,000,000

          Following is selected balance sheet data as of June 30, 2007 and July 1, 2006 for the TrueYou.Com, Inc.:

In thousands	2007	2006

Total assets	$15,295	$43,171
Working capital (deficiency)	(3,711)	(42,540)
Long term debt (less current portion)	43,836	—
Total liabilities	86,767	253,085
Shareholders’ deficit	(71,472)	(209,914)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

               The following discussion should be read in conjunction with our Financial Statements and the Notes thereto.

          Unless otherwise indicated in this Item 7, references to “TrueYou” refer to TrueYou.Com Inc.; references to “KAAI” refer to Klinger Advanced Aesthetics, Inc. and its consolidated subsidiaries; references to “we,” “our,” “us”, and “Company” refer to TrueYou.Com Inc. and its consolidated subsidiaries (including KAAI), as applicable.

Business Overview

          We have developed an over-the-counter skin care line of products called Cosmedicine. We launched the products in January 2006 for exclusive retail distribution at Sephora stores, HSN, JCPenney and their respective websites. All Cosmedicine products are being developed and formulated for us by Atlantis Laboratories. Atlantis Laboratories is an independent developer and manufacturer of bulk skin care products.

          Consistent with the prior fiscal year, our financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since our inception, we have experienced substantial operating losses and negative cash flow from operations. As of June 30, 2007, we have an accumulated deficit of $91.8 million and a working capital deficit of $3.7 million. These factors raise substantial doubt about our ability to continue as a going concern. Also, as a result of our losses, the opinion of our Independent Registered Public Accountants on our audited financial statements for fiscal year 2007 has included an explanatory paragraph relating to “going concern.” A going concern explanatory paragraph indicates that our auditors have substantial doubt about our ability to continue as a going concern for at least a reasonable period of time. Our ability to continue as a going concern ultimately depends on our ability to increase sales and reduce expenses to a level that will allow us to operate profitably and sustain positive operating cash flows and raise additional capital.

Discontinued operations

          Previous to the sale of the stores/salons on May 7, 2007 we offered both medical and non-medical services and products to customers. These fully-integrated facilities had featured cosmetic dermatology, skin care, cosmetic medical consultations, hair care, spa and salon services, and retail products on site, and cosmetic medical services provided by medical offices operated by Johns Hopkins and UT Southwestern. These operations are now presented as discontinued operations for all periods presented.

          In addition, we had developed the K360 system, a practice management system for medical offices that perform aesthetic procedures. The K360 system had been designed to provide a series of unique tools that we believe will improve the quality, safety and predictability of aesthetic services performed in a medical setting. We developed version 1.0 for the salons, but no longer operate it due to the sale of the stores / salons. Development work on version 2.0 was halted due to limited capital. While we believe that the K360 system has future value, we have included all operating expense in discontinued operations due to the significant impact the sale of the stores / salons has had on the future use of the system by the Company. Due to the sale of the stores / salons we have eliminated the use of the K360 system from ongoing operations and will have no continuing involvement in utilizing the software.

          In consideration for the sale of the stores/salons, the Purchaser assumed $5.1 million of estimated gift card liabilities of the spa/salons as of April 1, 2007. The obligation to honor the gift cards has transferred to the Purchaser as the gift cards can only be redeemed in the spa / salons we have sold. A supply agreement included as part of the sales agreement provided for discounts to be received by the Purchaser on future Cosmedicine purchases from the Company if gift card redemptions on the transferred liability exceeded $5.1 million in the two years between May 7, 2007 and May 6, 2009. Due to our belief that the possibility of redemptions exceeding this amount is remote, we eliminated the entire obligation of $8.6 million that existed at the time of the sale and included the resulting gain in Discontinued operations - Loss on sale in the Consolidated Statement of Operations for the year ended June 30, 2007.

Current Trends and Outlook

          We have streamlined the Company with the sale of our stores / salons during fiscal 2007. We will concentrate on our Cosmedicine products with a focus on increasing the sales of these products and reducing fixed costs.

          We seek to broaden our Cosmedicine offering to feature “Cosmedicine Professional”, which we expect will include a line of RX grade products to support the Company’s MD and Med Spa channel strategy. We intend to follow a growth plan to add more products, sell in more channels, and begin selling internationally.

Revenue Sources

We currently derive revenue from the following sources:

Wholesale Product Sales – Include sales of our Cosmedicine products at Sephora stores, HSN, JCPenney, and through the internet. These products were launched in fiscal 2006 and represented 100% of our total operating revenues for the fiscal year ended June 30, 2007 due to the discontinued operations discussed below. Sephora, with whom we have a strategic relationship, is a subsidiary of LVMH, SA and L Capital is a private equity fund sponsored by LVMH, SA and, as a result, Sephora and L Capital are affiliates. Net revenue recognized on sales to Sephora were $3.4 million and $2.7 million for the years ended June 30, 2007 and July 1, 2006, respectively. Our decision to enter into a strategic alliance with Sephora was made independent of our relationship with L Capital.

          We manage our business by evaluating net revenue, gross margin, and liquidity. A close review of the operations is also performed to determine current cash position and future capital needs. Capital is tightly managed and utilized in those areas that will provide the greatest return.

          Beginning in fiscal year 2006, we are following the standard fiscal year of the retail industry, which is a 52 or 53 week period, with the end of a period being the last Saturday of the month. Our most recent fiscal year started on July 2, 2006 and ended on June 30, 2007. Previously the Company’s fiscal year was the twelve month period ended July 1, 2006.

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

Revenue Recognition: We record revenue based on the following type of product offerings:

•

Cosmedicine sales – revenue is recognized as sales are made to Sephora, HSN, and JCPenney. At the end of each quarter, an accrual is made for anticipated returns due to damages, store testers, and product with limited remaining code life.

          Impairment of Goodwill: We review long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. In addition, we review goodwill for impairment at least on an annual basis. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. The Company tested for goodwill at July 1, 2006 and determined that the estimated fair value of the reporting unit exceeded its carrying amount, indicating no impairment of goodwill. In the year ended June 30, 2007, however, we believe that events have occurred that indicate that goodwill has been fully impaired. As a result, we have recorded a charge of $18.1 million in the year ended June 30, 2007 to write-off all of the Company’s goodwill. This has been included in Discontinued operations – Loss from operations in the Consolidated Statement of Operations for the year ended June 30, 2007.

          Inventories: Inventories at June 30, 2007 consist only of Cosmedicine products and components for those products. Inventories at July 1, 2006 consisted principally of hair care and skin care products held either for retail sale or for use in salon, spa and medical services. Inventories are stated at the lower of cost or market on a first-in, first-out basis. Further, on a quarterly basis, we estimate losses from shrinkage due to lost or stolen inventory based on historical experience and reduce the inventory value by that estimate.

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

          Convertible Securities: We remeasured our convertible securities in compliance with EITF 00-19, based on the fair value of our Common Stock into which they are convertible, since there are currently insufficient shares authorized to allow conversion. Previous to the May 7, 2007 financing and sale of the stores / salons the fair value of the Common Stock was based in the price paid for a share of the stock closest to the measurement date. As of July 1, 2006 the closing price for our Common Stock was $0.39. After the stores /salons sale and recent financing which included 38.5 billion warrants issued along with the debt, the stock has no longer traded on a regular basis and the trading price does not appear indicative of its fair value. We have used an analytical approach to estimate the true fair value of the shares. We divided the projected annual revenue of the Company by the market cap calculated on a diluted basis. Utilizing this calculation, the calculated fair value of the shares at June 30, 2007 was $0.00043 per share. Changes in the price paid for a share of our Common Stock can have a significant impact on the amount recorded for the convertible securities. For example, the movement up or down in the price of our Common Stock by $0.10 will cause the balance of convertible securities to fluctuate by approximately $4.7 billion. This fluctuation would result in an impact to our net loss. Convertible securities will convert back to equity when there are a sufficient number of shares of Common Stock authorized.

New Accounting Pronouncements

          In June 2006, FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” —an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This guidance is effective for fiscal years beginning after December 15, 2006. We have evaluated the impact of the adoption of FIN 48, and determined there is no impact on the Company’s consolidated financial statements.

          In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This guidance originally became effective for the first reporting period beginning after November 15, 2007. Subsequently the FASB partially deferred the effective date for this pronouncement for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We are assessing the impact of the adoption of SFAS 157 on the Company’s consolidated financial statements.

          In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This guidance is effective as of the end of the fiscal year for years ending after December 15, 2006. We have evaluated the impact of the adoption of SFAS 158, and determined there is no impact on the Company’s consolidated financial statements.

          In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This guidance is effective as of the beginning of the fiscal year for years beginning after November 15, 2007. We believe the impact of the adoption of SFAS 159 will not be significant to the Company’s consolidated financial statements.

Results of Operations

          The following discussion should be read in conjunction with our Financial Statements and the Notes thereto.

Years Ended June 30, 2007 and July 1, 2006

          The following table sets forth our income statement data as a percentage of net sales for the periods indicated below:

		Year ended
In thousands	June 30, 2007		Restated July 1, 2006

Revenues	$3,596	100%	$2,678	100%

Cost of Revenue	1,610	45%	1,130	42%

Gross Margin	1,986	55%	1,548	58%

Selling, general and administrative expenses	14,138	393%	20,919	781%

Depreciation and amortization	649	18%	217	8%

Total operating Expenses	14,787	411%	21,136	789%
Operating loss	(12,801)	(356)%	(19,588)	(732)%

Interest expense, net	24,763	689%	3,829	143%
Registration rights penalties	2,324	65%	1,547	58%
Loan default penalty	3,750	104%	—	—
Unrealized (gain) loss on convertible securities	(206,067)	(5,731)%	132,683	4,955%
Income (loss) from operations before discontinued operations	162,429	4,517%	(157,647)	(5,887)%
Discontinued operations:
Income (loss) from operations	(34,627)	(963)%	(14,058)	(525)%
(Loss) on sale	(5,374)	(149)%	—	—
Net income (loss)	122,428	3,405%	(171,705)	(6,412)%
(Forfeitures) / dividends on preferred stock	(2,474)	(69)%	1,125	42%
Net income (loss) applicable to common shareholders	$124,902	3,474%	$(172,830)	(6,454)%

Net Revenue

          Revenues are presented net of allowances for estimated future returns or deductions for date expired product, damaged product, or products utilized by retail customers for testers. Operating net revenues increased $0.9 million, or 33.3% for the Year ended June 30, 2007, to $3.6 million compared with $2.7 million for the year ended July 1, 2006. The net revenues for the year ended July 1, 2006 only include six months of sales as Cosmedicine was rolled out in January 2006. Included in those fiscal 2006 sales were large orders received to stock the retailer’s shelves. Replacement orders received in fiscal 2007 were smaller due to the previously established base stock levels.

Gross Margin

          Gross margin increased $0.5 million, or 33.3% for the year ended June 30, 2007, to $2.0 million compared with $1.5 million for the year ended July 1, 2006. This increase is primarily due to the increase in net revenues mentioned above. Gross margin was 55% and 58% for the years ended June 30, 2007 and July

1, 2006, respectively. Gross margin percentage was improved though more efficient production and inventory procurement. This was offset by $0.2 million of bad debt expense for sales to GK Acquisition made prior to their Chapter 11 filing.

Selling General and Administrative Expenses

          Selling, general and administrative expenses (“SG&A”) was $14.1 million for the year ended June 30, 2007 compared to $20.9 million for the year ended July 1, 2006, a decrease of $6.8 million. The decrease of 32.5% was primarily due to a decrease of $4.8 million in professional fees for accounting, legal, information technology, inventory management services, software development, and public relations; $1.4 million decrease in stock based compensation expense due to the fair value adjustment at June 30, 2007, and $0.4 million decrease in management fees.

Depreciation and Amortization

          Depreciation and amortization was $0.6 million for the year ended June 30, 2007 compared to $0.2 million for the year ended July 1, 2006. This increase of $0.4 million is due primarily to accelerated depreciation expense in fiscal 2007 associated with the impairment of assets related to the termination of the Norwalk, Connecticut headquarters lease.

Operating Loss

          Our operating loss was $12.8 million for the year ended June 30, 2007 compared to $19.6 million for the year ended July 1, 2006. The decrease in the operating loss of $6.8 million is primarily due to the decrease in SG&A expense, as discussed above, for the year ended June 30, 2007 compared to the year ended July 1, 2006.

Interest Expense

          Interest expense was $24.8 million for the year ended June 30, 2007 compared to $3.8 million for the year ended July 1, 2006. The increase of $21.0 million in interest expense is primarily due to the accelerated amortization of the debt discount of $8.6 million, on subordinated debt, which was exchanged for KAAI’s Series E Preferred Stock and the acceleration of the remaining discount of $8.2 million on the Laurus senior debt upon repayment with the May 7, 2007 refinancing. We also incurred an additional $2.3 million of interest expense due to the amortization of debt discounts for the year ended June 30, 2007 versus the year ended July 1, 2006. An additional cause of the increase was the write-off the unamortized discount on the loan with Technology Investment Capital Corp of $0.9 million. We also incurred an additional $1.0 million of interest expense due to the accelerated amortization of closing costs due to the debt exchanges and repayments previously mentioned.

Registration Rights Penalties

          Registration rights penalties were $2.3 million for the year ended June 30, 2007 compared to $1.5 million for the year ended July 1, 2006. The penalties are due to failure to meet conditions included in registration rights agreements with various stockholders. On March 12, 2007, holders of the registration rights described above, agreed to waive any additional registration rights penalties incurred by the Company after December 30, 2006 concurrent with the May 7, 2007 financing

Unrealized (Gain) Loss on Convertible Securities

          On December 20, 2005, as a result of the Share Exchange Agreement, the Company recorded the convertible securities at $65 million, which represented the carrying amount of the convertible securities issued under the arrangement. Since the securities issued are convertible into common shares and the

Company did not have sufficient authorized shares to allow for that conversion, under EITF 00-19 the Company was required to reclassify these amounts as liabilities and remeasure them to fair value at each reporting period end. The Company remeasured the convertible securities as of July 1, 2006 based on the share price of the TrueYou Common Stock closest to the period end. The share price was multiplied by the number of common shares into which the convertible securities were convertible, which were 506,576,690 as of that date. The per share trading value as of July 1, 2006 was $0.39, which resulted in an estimated fair value of the convertible securities of $197.6 million as of that date. The Company recorded an unrealized loss of approximately $132.7 million for the fiscal year ended July 1, 2006.

          After the stores /salons sale and recent financing which included 38.5 billion warrants issued along with the debt, the stock has no longer traded on a regular basis and the trading price does not appear indicative of its fair value. We have used an analytical approach to estimate the fair value of the shares. We divided the projected annual revenue of the Company by the market cap calculated on a diluted basis. Utilizing this calculation, the calculated fair value of the shares at June 30, 2007 was $0.00043. After the issuance of the warrants and exchange of Series C Preferred, Series D Preferred, and subordinated debt, the number of common shares into which the convertible securities were convertible was 47,305,203,611 as of June 30, 2007. The calculated share price multiplied by the number of common shares into which the convertible securities are convertible resulted in an estimated fair value of $20.3 million as of June 30, 2007. The Company recorded an unrealized gain of $206.1 million for the fiscal year ended June 30, 2007.

Loan Default Penalty

          On March 8, 2007, Laurus, the holder of the Company’s $25.0 million in principal amount of Senior Secured Debt and also the holder of $1.0 million in principal amount of Senior Subordinated Secured Debt, sent the Company a Notice of Default and Acceleration accelerating the obligations due to Laurus under the Secured Term Note issued as of June 30, 2006 and the Senior Subordinated Secured Term Note issued as of December 22, 2006. The Company incurred a $3.8 million penalty in the year ended June 30, 2007 as a result of this default and paid it out of the proceeds of the May 7, 2007 refinancing. In addition, at the time of the refinancing, the $25.0 million of Senior Debt was repaid and the $1.0 million of Senior Subordinated Secured Debt was exchanged for Series E Preferred.

Loss on Discontinued Operations

          As a result of the stores / salons sale on May 7, 2007 we have reflected all of the stores / salons activities as discontinued operations. Discontinued operations also include expenses incurred related to our K360 system and headquarters expenses related to any of the discontinued operations. We have recorded a loss on discontinued operations of $34.6 million for the year ended June 30, 2007 versus a loss of $14.1 million for the year ended July 1, 2006. The increase of $20.5 million was caused primarily by the write-off of all of the Company’s $18.1 million of goodwill. Discontinued operations for the year ended June 30, 2007 also includes a loss on sale of $5.4 million upon the sale of the stores / salons.

Net Income (Loss)

          We had net income of $122.4 million for the fiscal year ended June 30, 2007 versus a net loss of $171.7 million for the fiscal year ended July 1, 2006. The increase of $294.1 million primarily resulted from revaluing our convertible securities which resulted in an unrealized gain of $206.1 million for the year ended June 30, 2007 versus an unrealized loss of $132.7 million for year ended July 1, 2006, an improvement of $338.8 million. Also included is the decrease of $6.8 million in SG&A expenses that are part of our $12.8 operating loss. These were partially offset by an increase in discontinued operations loss from operations of $20.5 million, a discontinued operations loss from sale of $5.4 million and an increase in interest expense of $21.0 million.

Dividends Accrued (Forfeited) on Preferred Stock

          Dividends forfeited on preferred stock were $2.5 million for the year ended June 30, 2007 as compared to dividends accrued of $1.1 million for the year ended July 1, 2006. The decrease was due to the forfeiture of dividends accrued on preferred stock which was exchanged for our Series E Preferred Stock during the year ended June 30, 2007. For the year ended June 30, 2006, the accrued dividends of $1.1 million is net of the forfeiture of dividends accrued on preferred stock which was converted into KAAI’s common stock and subsequently exchanged for our Series B Preferred Stock.

Results of Operations

Years Ended July 1, 2006 and June 30, 2005

          The following table sets forth our income statement data as a percentage of net sales for the periods indicated below:

		Year ended
In thousands	Restated July 1, 2006		Restated June 30, 2005

Revenues	$2,678	100%	$—	—

Cost of Revenue	1,130	42%	—	—

Gross Margin	1,548	58%	—	—

Selling, general and administrative expenses	20,919	781%	12,256	N/A

Depreciation and amortization	217	8%	261	N/A
Total operating Expenses	21,136	789%	12,517	N/A
Operating loss	(19,588)	(732)%	(12,517)	N/A

Interest expense, net	3,829	143%	3,865	N/A
Registration rights penalties	1,547	58%	—	N/A
Unrealized loss on convertible securities	132,683	4,955%	—	N/A
Loss from operations before discontinued operations	(157,647)	(5,887)%	(16,382)	N/A
Loss from discontinued operations	(14,058)	(525)%	(3,539)	N/A
Net loss	(171,705)	(6,412)%	(19,921)	N/A
Dividends on preferred stock	1,125	42%	1,400	N/A
Net loss applicable to common shareholders	$(172,830)	(6,454)%	$(21,321)	N/A

Net Revenue

          Revenues are presented net of allowances for estimated future returns or deductions for date expired product, damaged product, or products utilized by retail customers for testers. The net revenues for the year ended July 1, 2006 only include six months of sales as Cosmedicine was rolled out in January 2006. Net revenues include sales of our Cosmedicine products at Sephora stores and through the internet. Included in those fiscal 2006 sales were large orders received to stock the retailer’s shelves.

Gross Margin

          Gross margin was $1.5 million and 58% for the year ended July 1, 2006.

Selling General and Administrative Expenses

          Selling, general and administrative expenses (“SG&A”) was $20.9 million for the year ended July 1, 2006 compared to $12.3 million for the year ended June 30, 2005, an increase of $8.6 million. The increase of 70% was primarily due to increases in professional fees for accounting and legal and an increase in payroll due to the addition of several senior management level officers and severance expenses.

Depreciation and Amortization

          Depreciation and amortization was $0.2 million for the year ended July 1, 2006 compared to $0.3 million for the year ended June 30, 2005.

Operating Loss

          Our operating loss was $19.6 million for the year ended July 1, 2006 compared to $12.5 million for the year ended June 30, 2005. The increase in the operating loss is primarily due to the increase in SG&A expense for the year ended July 1, 2006 compared to the year ended June 30, 2005. During the year ended July 1, 2006, we began to incur expense related to our new Cosmedicine line.

Interest Expense

          Interest expense was $3.8 million for the year ended July 1, 2006 compared to $3.9 million for the year ended June 30, 2005. Net Interest was flat from year to year. There were increases in interest expense due to the accelerated amortization of the debt discount on senior subordinated debt, which was converted into KAAI’s common stock and subsequently exchanged for Series B Preferred Stock, of $1.0 million. This was offset by increases in interest income due to the investment of available cash balances.

Registration Rights Penalties

          The Company incurred penalties of $1.5 million for the year ended July 1, 2006. The penalties are due to failure to meet conditions included in registration rights agreements with various stockholders

Unrealized Loss on Convertible Securities

          On December 20, 2005, as a result of the Share Exchange Agreement, the Company recorded the convertible securities at $65 million, which represented the carrying amount of the convertible securities issued under the arrangement. Since the securities issued are convertible into common shares and the Company did not have sufficient authorized shares to allow for that conversion, under EITF 00-19 the Company was required to reclassify these amounts as liabilities and remeasure them to fair value at each reporting period end. The Company remeasured the convertible securities during the year as of December 31, 2006, April 1, 2006 and July 1, 2006 based on the share price of the TrueYou Common Stock closest to the period end. The share price was multiplied by the number of common shares into which the convertible securities are convertible, which were 506,576,690 as of each of those dates. The per share trading value as of July 1, 2006 was $0.39, which resulted in an estimated fair value of the convertible securities of $197.6 million as of that date. The Company recorded an unrealized loss of approximately $132.7 million for the fiscal year ended July 1, 2006.

Net Loss

          Our net loss increased to $171.7 million from $19.9 million for the fiscal years ended July 1, 2006 and June 30, 2005, respectively. This increase in our net loss primarily resulted from revaluing our convertible securities which resulted in an unrealized loss of approximately $132.7 million for year ended July 1, 2006. Also included is a $1.5 million accrual for registration rights penalties, the increase of $8.6 million in SG&A expenses and the increase of $10.5 million in the loss from discontinued operations.

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

Financial Condition, Liquidity and Capital Resources

          Net cash used in operating activities was $37.2 and $22.3 million for the fiscal years ended June 30, 2007 and July 1, 2006. This deterioration of cash flows resulted primarily from a loss on discontinued operations of $34.6 for the year ended June 30, 2007 compared to a loss of $14.1 million for the year ended July 1, 2006, and loss on sale from discontinued operations of $5.4 million for the year ended June 30, 2007.

          Net cash used in investing activities was $1.7 million and $8.5 million for the fiscal years ended June 30, 2007 and July 1, 2006, respectively. The improvement is primarily due to a reduction in capital expenditures to $1.7 million in the year ended June 30, 2007 from $8.4 million in the year ended July 1, 2006.

          Cash flows provided by financing activities were $39.6 and $30.8 million for the fiscal years ended June 30, 2006 and July 1, 2006. For the year ended June 30, 2007, cash flows from financing activities were primarily the result of net proceeds from debt financings of $58.0 million, offset by principal payments of $8.3 million and restricted cash withheld by Laurus of $8.3 million. For the year ended July 1, 2006, cash flows from financing activities were primarily the result of the issuance of our Series D Preferred Stock in the amount of $15.0 million gross, $10.1 million gross from the issuance of KAAI Series G Preferred Stock and $4.8 million gross from issuance of KAAI Series F Preferred Stock.

Future Liquidity and Capital Needs

          Since its inception, the Company has experienced operating losses and negative cash flow from operations. As of June 30, 2007, we had a cumulative deficit of $91.8 million and a working capital deficiency of $3.7 million. These factors raise substantial doubt about our ability to continue as a going concern. Also, as a result of our losses, the opinion of our Independent Registered Public Accountants on our audited financial statements for fiscal year 2007 has included an explanatory paragraph relating to “going concern.” A going concern explanatory paragraph indicates that our auditors have substantial doubt about our ability to continue as a going concern for at least a reasonable period of time. Our ability to continue as a going concern is ultimately dependent on our ability to increase sales and reduce expenses to a level that will allow us to operate profitably and sustain positive operating cash flows and raise additional capital. The financial statements do not include any adjustments to reflect the outcome of this uncertainty. We have had several recent financings as described in this Report, with the most recent completed on May 7, 2007. As a result of this latest financing, approximately 93% of our gross debt is held by Laurus as of June 30, 2007. In addition, these financings may not be sufficient and there can be no assurance we will be able to obtain sufficient capital to enable us to achieve our operational objectives.

          Our principal future uses of funds are for debt service and working capital requirements to execute our strategy. It is expected that our net losses will continue at least through the end of fiscal year 2009.

Contractual Obligations

          As of June 30, 2007, our contractual obligations were as follows:

In thousands		Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	$25	$25	$—	$—	$—
Operating leases guaranteed (1)	2,654	894	550	352	858
Long-term debt	58,650	—	58,650	—	—
Consulting obligation (2)	806	237	569	—	—
Totals	$62,135	$1,156	$59,769	$352	$858

(1)

The Company had previously guaranteed six leases of its previously operated stores / salons. Due to the fact that the Purchaser of these stores / salons has filed for relief under Chapter 11 of the U.S. bankruptcy laws on July 25, 2007, the Company has recorded a charge and related liability of $2.4 million to recognize the present value of this potential lease guarantee liability which is included in Liabilities related to discontinued operations in the June 30, 2007 Consolidated Balance Sheet.

(2)	Includes contracted services with our Formulator for Cosmedicine, and consulting agreements with accounting and IT consultants.

Off Balance Sheet Arrangements

          We do not have any off balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows. We are exposed to market risk associated with changes in interest rates. Our cash resources earned interest at variable rates and, therefore, our return on these funds is affected by fluctuations in interest rates. There have been no changes in interest rates that would have a material impact on our consolidated financial position, results of operations or cash flows for the year ended June 30, 2007.

          Convertible Securities: We remeasured our convertible securities in compliance with EITF 00-19, based on the fair value of our Common Stock into which they are convertible, since there are currently insufficient shares authorized to allow conversion. Previous to the May 7, 2007 financing and sale of the stores / salons the fair value of the Common Stock was based on the price paid for a share of the stock closest to the measurement date. As of July 1, 2006 the closing price for our Common Stock was $0.39. After the stores / salons sale and recent financing which included 38.5 billion warrants issued along with the debt, the stock has no longer traded on a regular basis and its trading price does not appear indicative of its fair value. We have used an analytical approach to approximate the true fair value of the shares. The calculated fair value of the shares at June 30, 2007 was $0.00043. Changes in the price paid for a share of our Common Stock can have a significant impact on the amount recorded for the convertible securities. For example, the movement up or down in the price of our Common Stock by $0.10 will cause the balance of convertible securities to fluctuate by approximately $4.7 billion. This fluctuation would result in an impact to our net loss. Convertible securities will convert back to equity when there are a sufficient number of shares of Common Stock authorized.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders:
TrueYou.Com Inc.

We have audited the consolidated balance sheets of TrueYou.Com Inc. and subsidiaries as of June 30, 2007 and July 1, 2006, and the related consolidated statements of operations, shareholders’ deficit and cash flows for each of the three years in the period ended June 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TrueYou.Com Inc. and subsidiaries as of June 30, 2007 and July 1, 2006 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the consolidated financial statements, the accompanying statements of operations for the years ended July 1, 2006 and June 30, 2005 have been restated to give effect to the Company’s spa/salons discontinued operations.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses and negative cash flows from operations since inception, and has a working capital deficiency, which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to this uncertainty are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Amper, Politziner & Mattia, P.C.

Edison, New Jersey
November 19, 2007

TrueYou.Com Inc.
Consolidated Balance Sheets

	As of

	June 30,	July 1,

In thousands, except share and per share amounts	2007	2006

Assets:
Current assets:
Cash and cash equivalents	$843	$189
Restricted cash, current portion	10,776	1,602
Accounts receivable, net	197	137
Inventories, net	1,311	2,214
Other current assets	752	1,009

Total current assets	13,879	5,151

Property and equipment, net	52	12,981
Other assets	444	855
Deferred financing costs, net	871	242
Restricted cash, non-current portion	—	845
Goodwill	—	18,072
Other intangibles, net	49	5,025

Total assets	$15,295	$43,171

Liabilities and Shareholders’ deficit:

Liabilities:
Current liabilities:
Accounts payable	$2,022	$7,984
Accrued expenses and other current liabilities	9,712	16,449
Customer advances	—	8,273
Current portion of long term debt	—	5,839
Senior debt current portion (net of debt discount of $0.854 million as of July 1, 2006)	—	9,146
Liabilities related to discontinued operations	5,856	—

Total current liabilities	17,590	47,691
Convertible securities	20,341	197,565
Senior debt (net of discount of $6.752 million and prepaid interest of $8.062 million as of June 30, 2007)	43,836	—
Other long term liabilities	5,000	7,829

Total liabilities	86,767	253,085

Commitments and contingencies
Shareholders’ deficit:
Common stock, par value $0.001, authorized 20,000,000; issued and outstanding 16,756,438 and 14,995,513 at June 30, 2007 and July, 2006, respectively	17	15
Additional paid-in capital	20,359	4,347
Accumulated deficit	(91,848)	(214,276)

Total shareholders’ deficit	(71,472)	(209,914)

Total liabilities and shareholders’ deficit	$15,295	$43,171

The accompanying notes are an integral part of the condensed consolidated financial statements

TrueYou.Com Inc.
Consolidated Statements of Operations

	Year Ended
In thousands, except share and per share amounts	June 30, 2007	Restated July 1, 2006	Restated June 30, 2005

Revenues	$3,596	$2,678	$—

Cost of revenues	1,610	1,130	—

Gross margin	1,986	1,548	—

Selling, general and administrative expenses	14,138	20,919	12,256
Depreciation and amortization	649	217	261

Total operating expenses	14,787	21,136	12,517

Operating loss	(12,801)	(19,588)	(12,517)
Interest expense, net	24,763	3,829	3,865
Registration rights penalties	2,324	1,547	—
Loan default penalty	3,750	—	—
Unrealized (gain) loss on convertible securities	(206,067)	132,683	—

Income (loss) from operations before income tax provision and discontinued operations	162,429	(157,647)	(16,382)

Income tax provision (benefit)	—	—	—

Income (loss) from operations before discontinued operations	162,429	(157,647)	(16,382)

Discontinued operations:
Loss from operations	(34,627)	(14,058)	(3,539)
Loss from sale	(5,374)	—	—

Net income (loss)	122,428	(171,705)	(19,921)

(Forfeitures) dividends on preferred stock	(2,474)	1,125	1,400

Net income (loss) applicable to common shareholders	$124,902	$(172,830)	$(21,321)

Basic income (loss) per common share:	$7.97	$(11.53)	$(1.42)

Diluted income (loss) per common share:	$6.25	$(11.53)	$(1.42)

Weighted average common shares outstanding, basic	15,680,585	14,995,513	14,995,513

Weighted average common shares outstanding, diluted	20,000,000	14,995,513	14,995,513

See accompanying Notes to Consolidated Financial Statements.

TrueYou.Com Inc.
Consolidated Statements of Cash Flows

	Year Ended

In thousands	June 30, 2007	July 1, 2006	June 30, 2005

Cash flows from operating activities:
Net income (loss)	$122,428	$(171,705)	$(19,921)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,749	4,102	3,725
Loss on disposal of fixed assets	12,097	112	—
Amortization of deferred financing costs	1,313	88	—
Amortization of debt discount	19,541	—	—
Goodwill impairment	18,072	—	—
Intangibles impairment	3,718	—	—
Stock based compensation (income) expense	(1,106)	795	236
Non-cash interest expense	1,502	1,544	542
Unrealized (income) loss on convertible securities	(206,067)	132,683	—
Changes in operating assets and liabilities:
Inventories	903	(237)	(375)
Accounts receivable	(60)	107	—
Other current assets	(24)	(508)	(196)
Other assets	411	(463)	(117)
Accounts payable	(4,243)	4,343	2,715
Accrued expenses and other current liabilities	1,654	7,471	3,550
Customer advances	(8,273)	(609)	(1,143)
Other long term liabilities	(2,858)	—	—

Net cash used in operating activities	(37,243)	(22,277)	(10,984)
Cash flows from investing activities:
Capital expenditures	(1,659)	(8,416)	(1,197)
Purchase of intangible asset	—	(127)	(43)

Net cash used in investing activities	(1,659)	(8,543)	(1,240)
Cash flows provided by financing activities:
Cash overdraft	—	(163)	163
Restricted cash	(8,329)	(850)	1,115
Proceeds of Issuance of long term debt net of deferred financing costs	56,135	4,839	—
Payment of long term debt	(8,250)	—	—
Other long-term liabilities	—	(1,951)	4,484
Proceeds of issuance of TrueYou Series D Preferred Stock	—	15,049	(54)
Proceeds of issuance of KAAI Series G Preferred stock	—	10,058	—
Repayment of Sellers’ Note	—	(900)	—
Proceeds of issuance of KAAI Series F Preferred stock	—	4,754	—

Net cash provided by financing activities	39,556	30,836	5,708

Net increase (decrease) in cash and cash equivalents	654	16	(6,516)
Cash and cash equivalents - beginning of year	189	173	6,689

Cash and cash equivalents - end of year	$843	$189	$173

Supplemental cash flow information
Non-cash financing activities:
Accounts payable settlements with shareholders	$120	$—	$—
Preferred stock dividends, net of preferred stock forfeitures	(2,474)	1,125	1,400
Reclassification of preferred stock into convertible securities	—	28,166	—
Beneficial conversion feature on preferred stock	—	2,830	—
Write-off of minority interest - Series E Preferred	—	135	—
Exchange of KAAI debt for TrueYou Series E Preferred Stock	12,489	—	—
Exchange of KAAI accrued dividends for TrueYou Series B Preferred Stock	—	464	—
Forgiven management fees treated as contributed capital	1,714	—	—
Exchange of KAAI long term debt for TrueYou Series B Preferred Stock	—	19,205	—
Exchange of KAAI accrued interest for TrueYou Series B Preferred Stock	—	1,598	—
Classification of KAAI warrants issued with KAAI Preferred stock as liabilities	—	935	—
Warrants issued with debt	7,026	—	—
Issuance of common stock as settlement of liability	352	—	—
Exchange of senior debt for subordinated debt	1,750	—	—
Exchange of old senior debt for new senior debt	25,000	—	—
Deferred licensing fees and related liability in connection with licensing agreements with John Hopkins	—	—	3,805

See accompanying Notes to Consolidated Financial Statements.

TrueYou.Com Inc.
Consolidated Statements of Stockholders’ Deficit

		Common Stock
In thousands, except share amounts
	Minority Interest	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total

Balance at June 30, 2004	$135	14,995,513	$15	$4,946	$(19,820)	$(14,724)

Stock based compensation expense	—	—	—	236	—	236
Dividends on preferred stock	—	—	—	(1,400)	—	(1,400)
Net loss	—	—	—	—	(19,921)	(19,921)

Balance at June 30, 2005 (As restated)	$135	14,995,513	$15	$3,782	$(39,741)	$(35,809)

Write-minority interest	(135)	—	—	135	—	—
Dividends on preferred stock	—	—	—	(1,125)	—	(1,125)
Issuance costs related to KAAI series G preferred stock	—	—	—	(717)	—	(717)
Issuance costs related to KAAI series H preferred stock	—	—	—	(246)	—	(246)
Beneficial conversion associated with KAAI series G preferred stock	—	—	—	1,073	(1,073)	—
Beneficial conversion associated with KAAI series H preferred stock	—	—	—	462	(462)	—
Beneficial conversion associated with TrueYou Series D Preferred Stock	—	—	—	1,295	(1,295)	—
Issuance costs related to TrueYou Series D Preferred Stock	—	—	—	(172)	—	(172)
Classification of KAAI series B warrants as liabilities	—	—	—	(935)	—	(935)
Stock based compensation expense	—	—	—	795	—	795
Net loss	—	—	—	—	(171,705)	(171,705)

Balance at July 1, 2006	$0	14,995,513	$15	$4,347	$(214,276)	$(209,914)

Reclassification of stock based compensation awards to liabilities	—	—	—	(1,135)	—	(1,135)
Dividends on preferred stock	—	—	—	(1,303)	—	(1,303)
Issuance of Common Stock – Mandalay settlement	—	1,760,925	2	350	—	352
Forgiven dividends on preferred stock	—	—	—	3,777	—	3,777
Debt exchanged for preferred stock	—	—	—	12,489	—	12,489
Shareholder settlements	—	—	—	120	—	120
Management fees forgiven by shareholders	—	—	—	1,714	—	1,714
Net income	—	—	—	—	122,428	122,428

Balance at June 30, 2007	$0	16,756,438	$17	$20,359	$(91,848)	$(71,472)

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

1. Basis of Presentation

          On May 7, 2007, the Company entered into a Purchase and Sale Agreement pursuant to which it sold all of its spa/salons to GK Acquisition LLC, an unaffiliated third party (see Note 4). The Company adopted a plan to sell the spa/salons in May 2007 and, accordingly the Company has presented the operations of the spas/salons as discontinued operations beginning in the fourth quarter of the current fiscal year. The consolidated financial statements presented herein include the results of operations for the spas/salons in discontinued operations for all periods presented.

          Prior to May 7, 2007 the Company offered both cosmetic services and medical procedures to customers under one delivery system and combines them with salon and spa services together under a single brand, giving clients access to top service providers, unique treatments and predictable results in a state of the art environment. The Company has developed a skin care line of products (Cosmedicine™ or Cosmedicine) which was being distributed through Sephora USA, Inc. stores and the Company’s own facilities. After May 7, 2007 the Company continues to sell Cosmedicine through Sephora USA, Home Shopping Network (“HSN”), JCPenney, and its website. The Company is the owner of the Cosmedicine trademark. The Company co-branded its trade name with the trade names of the salons and spas that it had acquired. The Company’s salons and spas had shared certain corporate resources such as senior management and administrative services. As of October 26, 2007, and as a result of the sale of the spa/salons described above, the Company had 20 active employees. The effective date of the spa / salons was April 1, 2007. As of March 31, 2007 the Company had 501 employees.

          The consolidated financial statements presented herein pertain to the Company and its subsidiaries (including KAAI). All significant intercompany accounts and transactions have been eliminated in consolidation. Before the sale of the stores / salons, the company had considered that it operated in one segment for spa and salon domestic operations and Cosmedicine operations. After completion of the sale of the stores / salons, the Company’s remaining operation is its Cosmedicine line of products.

          In fiscal 2006, the Company completed a reverse merger that was treated as a capital transaction, which requires equity to be restated to reflect the merger as of the earliest period presented. As a result, transactions in the Company’s Preferred Stock have been reflected in Convertible Securities as of the earliest period-end presented. (see Notes 18 and 20).

          Beginning in fiscal year 2006, the Company began following the standard fiscal year of the retail industry, which is a 52 or 53 week period, with the end of a period being the last Saturday of a month. The Company’s most recent fiscal year started on July 2, 2006 and ended on June 30, 2007. Previously The Company’s fiscal year was the twelve month period ended July 1, 2006.

          Going Concern Disclosure: The accompanying financial statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has experienced operating losses and negative cash flow from operations. As of June 30, 2007, the Company has an accumulated deficit of $91.8 million and a working capital deficiency of $3.7 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is ultimately dependent on its ability to increase sales and reduce expenses to a level that will allow it to operate profitably, sustain positive operating cash flows, raise additional capital, and make required debt payments. There have been no adjustments to the financial statements to reflect the outcome of this uncertainty. The Company has had several recent financings, with the most recent being completed on May 7, 2007. There is no assurance that the recent financings will be sufficient to fund operations until sales and profitability improves such that the Company is able to operate from internally generated cash flows.

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

          Before the sale of the stores / salons, discussed in Note 4, KAAI’s operating presence was national in scope, with locations in key markets such as New York (NY), Costa Mesa (CA), Boca Raton (FL), Palm Beach Gardens (FL), West Palm Beach (FL), Dallas (TX), Chicago (IL), and Short Hills (NJ). Its original flagship facilities in West Palm Beach and Palm Beach Gardens in Florida featured cosmetic dermatology, spa services, salon care and retail products on-site and cosmetic surgery and dentistry (discontinued in June 2005) which were performed off-site. In 2006, the Company opened two new flagship stores; NorthPark in Dallas Texas and Chevy Chase in Chevy Chase, Maryland.

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

          The transaction has been accounted for as a reverse merger which is considered to be a capital transaction in substance, rather than a business combination. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization. The historical balance sheet as of June 30, 2005 is that of KAAI.

3. Summary of Significant Accounting Policies

Use of Estimates

          In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. The more significant management estimates are the valuation of goodwill and other intangibles, useful lives of property and equipment and intangible assets, fair value of assets acquired in business combinations, provisions for inventory obsolescence, customer advances expirations and various contingencies. Actual results could differ from those estimates. Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known.

Revenue Recognition

          The Company records revenue from:

•

Cosmedicine sales – When products are shipped, the price is fixed, and collection is reasonably assured. At the end of each quarter, an accrual is made for anticipated returns due to damages, store testers, and product with limited remaining code life.

Comprehensive Income

          The Company has no significant other comprehensive income items. Therefore the net income of the Company is equal to comprehensive income.

Cash and Cash Equivalents

          Cash and cash equivalents consist of cash and investments with maturities of ninety days or less.

Restricted Cash

          Restricted cash represents an escrow account for prefunded interest on senior debt and certificates of deposit to collateralize leases. It also includes other cash restricted for use by terms of the existing Senior debt agreement. The Company classifies restricted cash as current or long term based on the date the restriction is expected to lapse.

Accounts Receivable Reserve

          The Company periodically performs an evaluation of its composition of accounts receivable and expected deductions and establishes an accounts receivable reserve for specific customers. The reserve includes reserves for future deductions related to damaged or obsolete product and product used by retailer customers as testers. As of June 30, 2007 and July 1, 2006, net accounts receivable included reserves of $1.6 million and $0.2 million, respectively, in the Consolidated Balance Sheets.

Inventories

          Inventories as of June 30, 2007 consist only of Cosmedicine products and components for those products. Inventories as of July 1, 2006 consist principally of hair care and skin care products held either for retail sale or for use in salon, spa and medical services. Inventories are stated at the lower of cost or market on a first-in, first-out basis. Further, on a quarterly basis, the Company estimates losses from shrinkage due to lost or stolen inventory based on historical experience and recorded as a reserve to reduce the inventory value by that estimate.

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

Impairment of Goodwill

          Goodwill is tested for impairment annually or more frequently in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Fair values are estimated based on the Company’s best estimate of the expected present value of future cash flows and compared with the corresponding carrying value of the reporting unit, including goodwill. The Company considers its consolidated operations to be a single reporting unit when it tests for goodwill impairment due to the similar customer base and use of the Klinger name for its products and services, and the way in which management reviews the operations and allocates its resources. The Company tested for goodwill at July 1, 2006 and determined that the estimated fair value of the reporting unit exceeded its carrying amount, indicating no impairment of goodwill. In the quarter ended March 31, 2007, however, the Company believes that events have occurred that indicate that goodwill has been fully impaired (see Note 4). As a result, the Company has recorded a charge of $18.1 million in its fiscal quarter ended March 31, 2007 to write-off all of its goodwill. This charge is included in Loss from discontinued operations in the Consolidated Statement of Operations in the year ended June 30, 2007.

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

          All intangible assets, other than goodwill, have been assigned an estimated finite useful life, and are amortized on a straight line basis over the number of years that approximate their respective useful lives ranging from two to five years.

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

          In the quarter ended March 31, 2007, the Company believes that events have occurred that indicate that intangible assets related to non-compete agreements, trademark / trade names, and customer relationships have been fully impaired (see Notes 4 and 8). As a result, the Company has recorded a charge of $0.7 million in its year ended June 30, 2007 to write-off all of these intangible assets. This charge is included in Loss from discontinued operations in the Consolidated Statement of Operations.

          As a result of the sales of the stores / salons on May 7, 2007 and the related termination of the Johns Hopkins Agreement (see Note 13) the Company has recorded income of $0.3 million in the year ended June 30, 2007 to write-off this intangible asset and corresponding liability. This benefit is included in Loss from discontinued operations in the Consolidated Statement of Operations.

Advertising Costs

          The Company expenses advertising costs as incurred. Total advertising costs incurred by the Company were $2.0 million, $0.9 million, and zero for the years ended June 30, 2007, July 1, 2006, and June 30, 2005, respectively.

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

Concentration of Credit Risk and Significant Vendor

We are dependent on our relationships with Sephora and HSN

          Our agreements grant Sephora and HSN, respectively, the right to terminate their agreement with us for a variety of reasons. The Sephora agreement provides that if Mr. Richard Rakowski, Chairman and past Chief Executive Officer stops serving at any time prior to December 31, 2007, Sephora may terminate the agreement except that if it is a result of death or disability, such termination will not occur so long as KAAI designate a qualified replacement within 90 days. If HSN terminates the Marketing Agreement our Cosmedicine revenue can be negatively affected. If Sephora terminates their agreement with us in addition to a negative affect on our revenues, under certain circumstances we may have to reimburse a portion of the upfront $5 million performance deposit we received from them. In addition, the loss of either or both of these relationships could substantially decrease our differentiation from competitors and could materially adversely affect the Company.

We have only one supplier for our Cosmedicine products.

          Atlantis Laboratories, Inc. (“Atlantis”) is our only supplier of Cosmedicine and is the owner of all of the rights to the intellectual property developed in connection with such formulations. We have entered into a Formula Agreement with Atlantis under which all formulas, manufacturing procedures, and raw material suppliers and specifications for the raw materials were deposited with an Escrow Agent. In the event of certain specified events and/or contingencies, the Escrow Agent is required to deliver such formulas, manufacturing procedures and specifications to KAAI. If we were ever to default under the agreement, we would lose these rights. In addition, we cannot be certain that even if the Escrow Agent delivered such formulas to us that we would be able to successfully manufacture our Cosmedicine products. Loss of the formulations and/or problems with our supplier which impairs our ability to provide Cosmedicine products could adversely affect our financial results.

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

Income (Loss) Per Share

          Basic income (loss) per share represents the net income (loss) applicable to Common Shareholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted income (loss) per share represents the net loss applicable to Common Shareholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive securities that were outstanding during the period. Potential dilutive common stock equivalents for the year ended June 30, 2007 consist of those related to: convertible preferred stock of 8.6 billion, warrants 37.6 billion, and registration rights 3.9 million. 4.3 million of the securities were considered to be common stock equivalents for the year ended June 30, 2007. This represents the remaining authorized shares of Common Stock that could be issued for the period, as the Company has 20.0 million authorized shares. The remainder of the common stock equivalents were not considered to be dilutive as there were not sufficient authorized shares to issue additional Common Stock. For the years ended July 1, 2006 and June 30, 2005, the impact of any convertible securities would be anti-dilutive due to either losses incurred during the period or out-of-the-money options and are not included in the diluted loss per share calculation.

Software Development Costs

          The Company incurred costs for the development of its K360 software that was anticipated to be sold, leased, or licensed to third parties in the future. All software development costs had been appropriately accounted for in accordance with SFAS 86 Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. All costs had been expensed as incurred as technological feasibility had not yet been established. As a result of the sale of the stores / salons and a revised business model, no future investments are expected for further development of this software.

Disclosures about Fair Value of Financial Instruments

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and short-term investments

          For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Convertible Securities

          The company remeasures its convertible securities in compliance with EITF 00-19, based on the fair value of its Common Stock into which they are convertible, since there are currently insufficient shares authorized to allow conversion. Previous to the May 7, 2007 financing and sale of the stores / salons the fair value of the Common Stock was based in the price paid for a share of the stock closest to the measurement date. As of July 1, 2006 the closing price for our Common Stock was $0.39. After the stores /salons sale and recent financing which included 38.5 billion warrants issued along with the debt, the stock has no longer traded on a regular basis and the trading price does not appear indicative of its fair value. The Company has used an analytical approach to estimate the true fair value of the shares as of June 30, 2007. The Company divided its projected annual revenue by its market cap calculated on a diluted basis. Using this method, the calculated fair value of the shares at June 30, 2007 was $0.00043 per share.

Supplemental Cash Flow Information

          The aggregate interest payments amounted to $2.6 million, $1.1 million and $1.5 million for the years ended June 30, 2007, July 1, 2006, and June 30, 2005, respectively.

Recently Issued Accounting Standards

          In June 2006, FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” —an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This guidance is effective for fiscal years beginning after December 15, 2006. The Company has evaluated the impact of the adoption of FIN 48, and determined there is no impact on its consolidated financial statements.

          In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This guidance originally became effective for the first reporting period beginning after November 15, 2007. Subsequently the FASB partially deferred the effective date for this pronouncement for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is assessing the impact of the adoption of SFAS 157 on the Company’s consolidated financial statements.

          In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This guidance is effective as of the end of the fiscal year for years ending after December 15, 2006. The Company has evaluated the impact of the adoption of SFAS 158, and determined there is no impact on its consolidated financial statements.

          In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This guidance is effective as of the beginning of the fiscal year for years beginning after November 15, 2007. The Company believes the impact of the adoption of SFAS 159 will not be significant to the Company’s consolidated financial statements.

4. Discontinued operations

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

          In consideration for the sale, the Purchaser assumed certain liabilities including certain accounts payable and accrued expenses and all outstanding gift card liability of the spa/salons. The Company also has guaranteed the obligations of certain leases assumed by GK Acquisition, LLC. In addition the Purchaser issued a note to the Company in the amount of $150,000 due in 60 days. On July 25, 2007 the purchaser filed for relief under Chapter 11 of the U.S. bankruptcy laws. Although no litigation between the parties has been commenced, the Purchaser has served the Company with subpoenas seeking information relating to the sale and other transactions, disputes have arisen with respect to the various obligations of the parties, and such disputes may be the subject of litigation in the future. We have complied in all respects to provide the information requested. There is no assurance that the Purchaser will be able to fulfill various commitments included in the Purchase and Sale Agreement. The Company has fully reserved for the note receivable. While the Company has appropriately reserved for any estimated contingent liabilities, any required cash payments that are material could have a significant adverse effect on the Company.

          The parties also entered into various agreements in connection with the sale including a transition services agreement pursuant to which the Company would provide transitional services to the Purchaser as well as a Cosmedicine supply agreement pursuant to which the Company would supply the Purchaser with Cosmedicine products. Pursuant to the transaction, the Company agreed not to compete with the business sold for a period of three years. As a result of non-performance by the Purchaser and notification served by the Company, the Cosmedicine supply agreement has been considered void by the Company and the $0.2 million of product sold in conjunction with this contract has been fully reserved as a bad debt as of June 30, 2007.

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

          Accordingly, the sale of the stores / salons and their results of operations have been classified as discontinued operations in these financial statements. As a result, our financial statements have been restated to reflect the stores / salons as a discontinued operation in our consolidated statements of operations for all periods presented. Statement of operations information presented in the notes to consolidated financial statements have been restated to reflect continuing operations for all periods presented.

          The following is a summary of the loss on sale from discontinued operations for the year ended June 30, 2007:

In thousands	Loss From Sale

Property and equipment (net)	$10,499

Inventory	1,457

Operating lease guarantees	2,364

Gift card liability	(8,614)

Termination of Johns Hopkins agreement	(290)

Other	(42)

Total Loss From Sale	$5,374

          The following is a summary of financial information of our discontinued and continuing operations for the 2007, 2006, and 2005 fiscal years:

In thousands	Year Ended 6/30/07

	Continuing & Discontinued	Discontinued	Continuing

Revenues	$22,793	$19,197	$3,596

Cost of Revenue	13,241	11,631	1,610

Gross margin	9,552	7,566	1,986

Operating expenses	56,969	42,182	14,787

Operating loss	(47,417)	(34,616)	(12,801)

Interest expense, net	24,774	11	24,763
Registration rights penalties	2,324	—	2,324
Loan default penalty	3,750	—	3,750
Discontinued operations - loss on sale	5,374	5,374	—
Unrealized (gain) on convertible securities	(206,067)	—	(206,067)

Income (loss) before income tax provision	122,428	(40,001)	162,429

Income tax provision (benefit)	—	—	—

Net income (loss)	$122,428	$(40,001)	$162,429

In thousands	Year Ended 7/1/06

	Consolidated (as Reported)	Discontinued	Continuing (as Restated)

Revenues	$33,052	$30,374	$2,678

Cost of Revenue	18,535	17,405	1,130

Gross margin	14,517	12,969	1,548

Operating expenses	48,004	26,867	21,136

Operating loss	(33,487)	(13,898)	(19,588)

Interest expense, net	3,988	159	3,829
Registration rights penalties	1,547	—	1,547
Unrealized loss on convertible securities	132,683	—	132,683

Loss before income tax provision	(171,705)	(14,057)	(157,647)

Income tax provision (benefit)	—	—	—

Net loss	$(171,705)	$(14,057)	$(157,647)

In thousands	Year Ended 6/30/05

	Consolidated (as Reported)	Discontinued	Continuing (as Restated)

Revenues	$32,933	$32,933	$—

Cost of Revenue	16,601	16,601	—

Gross margin	16,332	16,332	—

Operating expenses	32,227	19,710	12,517

Operating loss	(15,895)	(3,378)	(12,517)

Interest expense, net	4,026	161	3,865

Loss before income tax provision	(19,921)	(3,539)	(16,382)

Income tax provision (benefit)	—	—	—

Net loss	$(19,921)	$(3,539)	$(16,382)

          In addition, the Company has classified all remaining liabilities related to the discontinued operations as Liabilities related to discontinued operations in the June 30, 2007 Consolidated Balance Sheet. The following is a summary of those remaining liabilities:

In thousands	Liabilities Related to Discontinued Operations

Accounts payable	$1,599
Accrued expenses and other current liabilities	4,257

Liabilities related to discontinued operations	$5,856

Impairment of Goodwill and Intangible Assets

          As a result of the notice of default received on the Senior Secured Debt on March 8, 2007 and the drop in the Company traded share price, the Company has recorded an impairment to its goodwill and intangible assets. The default and the limited capital options determined after the event left the Company with no capacity to make the investments necessary to support the business plan. Planned spending was curtailed relating to any non-essential activities or operations. This reduction in planned spending significantly reduced the projected cash flows of the stores/salons and the Company overall. As a result, the Company had determined that its goodwill had been impaired and has recorded a charge of $18.1 million in its fiscal quarter ended March 31, 2007 to write-off all of its goodwill. It has also determined that intangible assets related to non-compete agreements, trademark / trade names, customer relationships have been fully impaired due to the default and related events discussed above. As a result, the Company had recorded a charge of $0.6 million in its fiscal quarter ended March 31, 2007 to write-off all of these intangible assets. Due to the sale of the stores / salons, the Company also recorded a charge of $0.1 million in the year ended June 30, 2007 to write-off the capitalized patent costs for its K360 software. These related charges for goodwill and intangible impairment are included in Loss from discontinued operations in the Consolidated Statement of Operations.

Johns Hopkins Agreement

          On May 7, 2007, the Company entered into an agreement with Johns Hopkins Medicine, Johns Hopkins University and Johns Hopkins Health Systems Corporation, pursuant to which the Consulting and Services Agreement between Advanced Aesthetics, Inc. and Johns Hopkins Medicine (“Johns Hopkins”) dated November 23, 2003, as amended was terminated effective April 13, 2007. Under the Agreement, the Company was required to pay Johns Hopkins $369,565 by July 31, 2007, and as of the effective date, Johns Hopkins will no longer provide services to the Company. The Company did make the payment by the required date. As a result of this agreement, the Company has recorded a derecognition of the intangible asset of approximately $3.0 million and the liability of approximately $3.3 million in the fourth quarter ended June 30, 2007. This net income of $0.3 million has been recorded in Loss from discontinued operations in the Consolidated Statement of Operations.

5. Restricted Cash

          Following are the components of restricted cash included in the Consolidated Balance Sheets as of June 30, 2007 and July 1, 2006:

(Dollars in thousands)	2007		2006

Restricted cash subject to senior debt holder agreement	$10,776		$—
Escrow account for prefunded interest on senior debt	—	(1)	1,602
Initial restricted certificate of deposit for Beverly Hills facility to collateralize lease	—		72
Secondary restricted certificate of deposit for Beverly Hills facility to collateralize lease	—		78
Restricted certificate of deposit for Norwalk office to collateralize lease	—		695

Total restricted cash	10,776		2,447

Less current portion	10,776		1,602

Total non-current restricted cash	$—		$845

(1)	At June 30, 2007, the Company had $8.1 million prefunded interest on senior debt. This prefunded amount is being treated as a discount and netted with the related senior debt.

          As of June 30, 2005, the Company’s CEO at that time and current Chairman of the Board, Richard Rakowski, had personally guaranteed the letter of credit and restricted certificate of deposit for the Manhasset facility in the amount of $0.2 million. As of July 1, 2006, the certificate of deposit was no longer required to collateralize the lease, as it had been released by the lessor. The letter of credit was still required along with the related guarantee at that time. As of June 30, 2007, the letter of credit on the Manhasset facility has expired and the guarantee no longer exists.

6. Inventories

          Following are the components of inventory included in the Consolidated Balance Sheets as of June 30, 2007 and July 1, 2006:

(Dollars in thousands)	2007	2006

Back bar supplies	$116	$508
Components	881	596
Finished goods	574	1,556

Total inventory	1,571	2,660

Inventory reserves	(260)	(446)

Total inventories (net)	$1,311	$2,214

7. Property and Equipment, net

          Following are the components of property and equipment included in the Consolidated Balance Sheets as of June 30, 2007 and July 1, 2006:

(Dollars in thousands)	June 30, 2007	July 1, 2006

Furniture and fixtures	$174	$2,337
Machinery and equipment	238	3,078
Leasehold improvements	218	11,261

Capital lease assets	—	439

Total property and equipment	630	17,115

Accumulated depreciation and amortization	(578)	(4,134)

Total property and equipment, net	$52	$12,981

          Depreciation expense for the years ended June 30, 2007, July 1, 2006, and June 30, 2005 was $0.6 million, $0.2 million, and $0.3 million, respectively.

Impairment of property and equipment

          Due to the anticipated relocation of the Company headquarters, that subsequently occurred in September 2007, the Company has determined that a portion of its property and equipment had been fully impaired as of June 30, 2007. The Company has recorded additional depreciation expense of $0.3 million to record this impairment and is included in Depreciation and amortization in the Condensed Consolidated Statement of Operations for the year ended June 30, 2007.

Closing of Beverly Hills Store

          On February 8, 2007, the Company reached an agreement with the landlord at the Beverly Hills salon to surrender the leased property. Due to the limited capital and a revised business plan, the Company was unable to complete the remodeling and re-open the store. As a result of this agreement, the Company recorded a charge of $0.6 million in the quarter ended March 31, 2007 to write-off all of the net assets of the Beverly Hills facility, and an additional $0.5 million charge to record the estimated costs it may incur as a result of surrendering the leased property. The $1.1 million expense associated with the closure of the Beverly Hills store is included in Loss from discontinued operations in the Condensed Consolidated Statement of Operations for the year ended June 30, 2007. The remaining $0.3 million accrual is included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2007.

8. Intangible Assets

          All intangible assets, other than goodwill, have been assigned an estimated finite useful life, and are amortized on a straight line basis over the number of years that approximate their respective useful lives (ranging from two to six years). Total amortization expense related to amortizable intangible assets for the years ended June 30, 2007, July 1, 2006, and June 30, 2005 was $15.0 thousand, $9.0 thousand, and $1.0 thousand respectively. The following table provides additional information concerning intangible assets as of June 30, 2007 and July 1, 2006:

(Dollars in thousands)	June 30, 2007	July 1, 2006

Non-compete agreements	$—	$1,687

Trademark / trade name	—	1,144

Customer relationships	—	1,764

Licensing agreements	—	5,247
Domain name	50	50
Patent	—	43

Sephora	43	43

Total property and equipment	93	9,978

Accumulated amortization	(44)	(4,953)

Total property and equipment, net	$49	$5,025

The following table provides the amortization expense to be incurred over the next five years:

(Dollars in thousands)	For the Years Ended,

2008	$16
2009	15
2010	11
2011	7
2012	—
Thereafter	—

$49

9. Accrued Expenses and Other Current Liabilities

          The table below consists of the Company’s accrued expenses and other current liabilities as of June 30, 2007 and July, 1 2006.

(Amounts in thousands)	June 30, 2007	July 1, 2006

Accrued interest	$3,141	$2,735
Accrued dividends	—	2,474
Accrued management Fees	—	1,714
Due to John Hopkins – consulting fees (a)	—	1,300
Accrued registration rights penalties (b)	3,808	1,547
Legal settlements	500	1,250
Advertising	750	—
Payroll, Benefits and Other	1,513	5,429

Total Accrued Expenses and Other Current Liabilities	$9,712	$16,449

(a) – The agreement was terminated on May 7, 2007 (see Note 4).

(b) – On September 1, 2005, KAAI entered into an agreement with various stockholders regarding the registration of the shares of common stock underlying the securities they had purchased. The agreement, which was assumed by the Company in connection with the Share Exchange Agreement, included an obligation to file a resale registration statement covering the shares by February 18, 2006, which was 60 days after the closing date of the Share Exchange Agreement (the “Filing Date”). The Company did meet this requirement as it filed a Registration Statement on Form S-1 on January 24, 2006. In addition, the agreement required that the registration statement be declared effective by June 3, 2006 (105 days after the Filing Date), which the Company did not meet. Failure under either of the obligations under the original agreement required a cash payment. On December 20, 2006, an amendment to the agreement was signed which required the payment of damages through the issuance of warrants to purchase shares of Company Common Stock, at an exercise price of $0.001 per share. The number of Common Stock warrants to be issued for each period is calculated by dividing the liquidated damages of 1% of the aggregate purchase price paid by such stockholder for each 30-day period or pro rata portion, to the holders, by the higher of (A) the average closing trading price of the Common Stock during the 30-day period immediately before the last day of the relevant period and (B) $0.211254. The shareholders may also elect to receive a portion of the damages in cash.

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

          On March 12, 2007, holders of the registration rights described above, agreed to waive any additional registration rights penalties incurred by the Company after December 30, 2006 concurrent with the May 7, 2007 financing.

          Due to the fact that the Company did not meet the effective date requirement by June 3, 2006 or the Authorized Share Increase requirement, an operating charge has been recorded for the combined estimated penalties of $2.3 million and $1.5 million during the years ended June 30, 2007 and July 1, 2006, respectively. This includes charges of $0.4 million per month. Due to the waiver received on March 12, 2007 discussed above, the Company did not record any additional penalties after December 30, 2006. The cumulative obligation of $3.8 million represents the aggregate registration penalties payable through June 30, 2007 and is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

10. Long-Term Debt and Other Long Term Liabilities

          The Company’s long-term debt and other long-term liabilities as of June 30, 2007 and July 1, 2006 consist of the following:

			Amounts Outstanding
(Dollars in thousands)	Maturity Dates	Interest Rate %	June 30, 2007	July 1, 2006

Senior debt (a)
Gross	5/4/2010	10.25%	$54,650	$—
Unamortized discount			(6,752)	—
Prepaid interest			(8,062)	—

Net			39,836	—
Senior debt (b)

Gross		12%	—	10,000
Unamortized discount			—	(854)

Net			—	9,146

Senior notes (c)	Varies	10.25%	4,000	—

Subordinated debt (d)		12%	—	4,839

Other long term debt
Note payable		5%	—	1,000
Other long term liabilities
Long term licensing obligation		6%	—	3,818
Deferred construction allowance			—	130
Capital lease obligations		6%	—	393

Deferred Liability – Sephora (See Note 13)			5,000	5,000

Convertible securities			20,341	197,565

Total			69,177	221,891

Less current portion and amount included in other current liabilities*			—	16,497

Long-term portion			$69,177	$205,394

* Portion included in other current liabilities amounted to $0 and $1,512 at June 30, 2007 and July 1, 2006, respectively.

(a) - Senior Debt - Laurus

          On May 7, 2007 (the “Closing Date”), the Company entered into an Amended and Restated Securities Purchase Agreement with Laurus (“Purchaser”) pursuant to which (i) the Company sold to the Purchaser a Secured Term Note in the aggregate principal amount of $54,650,000 (the “Note”); and (ii) the Company issued to the Purchaser separate warrants to purchase up to 29,276,583,452 shares and 9,245,236,880 shares, respectively, of the Company’s Common Stock, par value $0.001 per share (the “Common Stock”).

          On the Closing Date, the obligations of the Company to Laurus under the June 30, 2006 note were repaid and the Company received $25,900,000 in new cash proceeds from the Note and placed $8,069,243 in a restricted account to be utilized to prefund interest of the Note. Other disbursements include a closing payment of $906,500 to Laurus Capital Management, LLC, an affiliate of Laurus, Laurus’ due diligence and structuring expenses of $10,000 and escrow agent fees of $2,000. These costs were recorded as deferred financing costs and will be amortized to interest expense over the term of the note using straight-line amortization. The sum of $4,000,000 was wired to a Company account and an additional $12,912,257 was deposited to a restricted account to be disbursed to the Company in accordance with the Restricted Account Letter Agreement dated May 4, 2007, which provides that the Company must meet certain financial conditions including reaching settlements with creditors before further money is released.

          The Note matures on May 4, 2010. Upon the occurrence and during the continuance of any event of default, however, Laurus may declare all obligations immediately due and payable. Interest accrues on the unpaid principal amount of the Note at a rate per annum equal to the “prime rate” published in The Wall Street Journal (the “Prime Rate”), plus two percent (2%) per annum (such sum being referred to as the “Contract Rate”). Interest is (i) calculated on the basis of a 360 day year on the unpaid principal amount of the Note outstanding from time to time during the applicable period; and (ii) payable monthly, in arrears, commencing on May 1, 2007, on the first business day of each consecutive calendar month thereafter through and including the Maturity Date, and on the Maturity Date, whether by acceleration or otherwise. The Contract Rate may be increased by 2% per annum in the event that sufficient shares of the Common Stock are not authorized to allow the Purchaser to exercise all of the Warrants by December 31, 2007, as described in the Purchase Agreement, and shall remain at such higher rate until such time as a sufficient number of such shares are authorized. Based upon the prime rate, the interest rate on the debt at June 30, 2007 was 10.25%.

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

          The Warrants issued to the Purchaser have a 10-year term and an exercise price equal to $.001 per share. The Company has calculated a debt discount attributable to the value of these warrants of $7.0 million which will be amortized over the term of the Note using the effective interest method. The effective interest rate calculated on this debt amounted to 15.58%. The Company has recorded the fair value of the warrants, as a discount and a corresponding liability as required by EITF 00-19 due to the insufficient number of shares authorized. As of June 30, 2007, this note carried a debt discount of $6.8 million. For the year ended June 30, 2007, the Company recorded interest expense of $0.2 million related to the amortization of the debt discount. The liability to be recorded for the securities will be adjusted to fair value at each reporting period until the number of authorized shares is increased to permit the exercise of these securities. Under the Purchase Agreement, if the conditions set forth in the Purchase Agreement are met within three years, then one of the warrants issued to Laurus will be returned to the Company. The Company has agreed to issue a like warrant to Richard Rakowski, Chairman of the Company if such warrants are returned to the Company. The conditions include that all of the Company’s obligations to Purchaser have been repaid and that the Company’s Total Debt (as defined) divided by the aggregate amount of EBITDA (as defined) for a 12 month period has not exceeded 4.0 for four consecutive months. If exercised in full, the Warrants issued to Laurus would constitute approximately 75% of the issued and outstanding Common Stock of the Company on a fully diluted basis provided however that such Warrants contain a “blocker” provision pursuant to which Laurus cannot exercise such Warrants to acquire more than 9.99% of the then outstanding shares of Common Stock of the Company provided further that such limitation may be waived by the Holder on not less than 61 days prior notice to the Company. The Warrants further provide that such limitation is automatically null and void following notice to the Company upon the occurrence and during the continuance of an Event of Default (as defined in the Purchase Agreement).

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

(b) - Senior Debt - TICC

          On July 6, 2006 the Company repaid $8.3 million of the senior debt from Technology Investment Capital Corp. (“TICC”) with proceeds from a financing it completed with Laurus Master Fund, Ltd. (“Laurus”), and the remaining $1.7 million outstanding was converted into the $5.2 million subordinated loan discussed below. As a result of the early repayment of the debt, the unamortized discount of $0.9 million and unamortized financing costs of $0.2 million were written off and recorded as interest expense upon repayment in the year ended June 30, 2007.

(c) – Senior Demand Notes

March 16, 2007 - $2,000,000 Senior Secured Loans

          On March 16, 2007, the Company executed four Senior Secured Notes in the aggregate amount of $2,000,000 (North Sound Legacy International Ltd. $1,125,000, North Sound Legacy Institutional Fund LLC $375,000, and, Seapine Investments, LLC $375,000, each of whom is an existing stockholder of the Company, and Andrew D. Lipman, a former director and existing stockholder $125,000). The Notes were due on demand and bear interest at the prime rate in effect from time to time as reported in the Wall Street Journal plus 2% and ranked pari passu in payment and security with the $25,000,000 of senior indebtedness of the Company issued to Laurus made as of June 30, 2006. Based upon the prime rate, the interest rate on the debt at June 30, 2007 was 10.25%. Due to the refinancing and repayment of the $25.0 million senior debt, the Company, Laurus, and bridge lenders have entered into agreements for the integration of these loans consistent with that of the May 2007 loan documentation with Laurus discussed above. The Company’s payment obligations are guaranteed by the Company’s subsidiaries and are secured by all of the Company’s and such subsidiaries’ assets.

March 27, 2007 - $2,000,000 Senior Secured Loans

          On March 27, 2007, the Company executed four additional Senior Secured Notes in the aggregate amount of $2,000,000 (North Sound Legacy International Ltd. $1,125,000, North Sound Legacy Institutional Fund LLC $375,000, and, Seapine Investments, LLC $375,000, each of whom is an existing stockholder of the Company, and Andrew D. Lipman, a former director and existing stockholder $125,000). The Notes were due on demand and bear interest at the prime rate in effect from time to time as reported in the Wall Street

Journal plus 2% and also ranked pari passu in payment and security with the $25,000,000 of senior indebtedness of the Company issued to Laurus made as of June 30, 2006. Based upon the prime rate, the interest rate on the debt at June 30, 2007 was 10.25%. Due to the refinancing and repayment of the $25.0 million senior debt, the Company, Laurus, and bridge lenders have entered into agreements for the integration of these loans consistent with that of the May 2007 loan documentation with Laurus discussed above. The Company’s payment obligations are guaranteed by the Company’s subsidiaries and are secured by all of the Company’s and such subsidiaries’ assets.

(d) - Subordinated Debt

$4.8 Million Subordinated Loan

          On July 11, 2006, the Company entered into an amended and restated loan agreement (the “Amended Subordinated Loan Agreement”) in order to amend and restate the provisions of its $4.8 million loan (the “Amended Subordinated Loan”) that the Company received from the Amended Subordinated Lenders on May 9, 2006 in order to conform its terms to the terms of the $5.2 million Subordinated Loan Agreement discussed below. Pursuant to a subordination agreement dated July 11, 2006, the Amended Subordinated Loan was subordinated to the Company’s then existing senior indebtedness to Laurus under the Securities Purchase Agreement and the Related Agreements.

          Pursuant to the Amended Subordinated Loan Agreement, the Company issued to the Amended Subordinated Lenders warrants to purchase an aggregate of 30,658,597 shares of Common Stock. These warrants have the same terms and rights, including piggyback registration rights, as the warrants that were issued pursuant to the Subordinated Loan Agreement described below. The Company had calculated a debt discount attributable to the value of these warrants of $3.2 million, which was originally amortized over the term of the note using the effective interest method. As of May 7, 2007, this note carried a debt discount of $3.1 million. Upon the exchange of the note discussed below, this discount was written off to interest expense in the year ended June 30, 2007. For the year ended June 30, 2007, the Company recorded interest expense of $0.1 million related to the amortization of the debt discount.

          On May 7, 2007, each of the holders of the $4.8 million Subordinated Loan exchanged their indebtedness for shares of a newly created Series E Convertible Preferred Stock of the Company (see Note 19).

$5.2 Million Subordinated Loan

          On July 11, 2006, the Company entered into a loan agreement (the “Subordinated Loan Agreement”) with subordinated lenders for $5.2 million (the “Subordinated Loan”) to be used by the Company for capital expenditures, general working capital and to pay all costs and expenses in connection with the Subordinated Loan. Pursuant to a subordination agreement dated July 11, 2006, between the Subordinated Lenders and Laurus, the Subordinated Loan was subordinated to the Company’s then existing senior indebtedness to Laurus.

          Pursuant to the Subordinated Loan Agreement, the Company issued to the Subordinated Lenders warrants to purchase an aggregate of 32,947,771 shares of Common Stock at an exercise price of $0.001 per share, subject to certain adjustments set forth therein. The warrants expire on June 30, 2013. The Subordinated Lenders are not entitled to receive shares of Common Stock upon exercise of the warrants if such receipt would cause such Subordinated Lender to be deemed to beneficially own in excess of 4.99% of the outstanding shares of Common Stock on the date of issuance of such shares. Such provision may by waived by any Subordinated Lender upon 61 days prior written notice to the Company. The Company recorded a debt discount in the amount of $3.4 million which is attributable to the value of the warrants issued. The debt discount was originally amortized over the term of the loan using the effective interest method. As of May 7, 2007, this note carried a debt discount of $3.3 million. Upon the exchange of the note discussed below, this discount was written off to interest expense in the year ended June 30, 2007. For the year ended June 30, 2007, the Company recorded interest expense of $0.1 million related to the amortization of the debt discount.

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

          On May 7, 2007, each of the holders of the $5.2 million Subordinated Loan exchanged their indebtedness for shares of a newly created Series E Convertible Preferred Stock of the Company (see Note 19).

$4.0 Million Senior Subordinated Loans:

(i)	$1.0 Million Senior Subordinated Secured Loan

          The Company entered into a Subordinated Securities Purchase Agreement (the “Laurus Purchase Agreement”) with Laurus dated as of December 22, 2006, pursuant to which the Company issued to Laurus (i) a Subordinated Secured Term Note in the principal amount of $1.0 million (the “Subordinated Secured Note”); and (ii) warrants (the “Laurus Warrants”) to purchase up to 10,000,000 shares (the “Warrant Shares”), of the Company’s Common Stock. According to the terms of the agreement, since the Subordinated Secured Note was not repaid by April 30, 2007, the Company is required to issue Laurus warrants with like terms to purchase an additional 8,750,000 shares of Common Stock.

          The Laurus Warrants have a 7-year term and an exercise price equal to $0.001 per share. The Laurus Warrants also provide that if the fair market value of one share of Common Stock is greater than the exercise price Laurus may choose to exercise the warrant on a cashless exercise basis resulting in an issuance of net shares with no cash payment. The Company recorded a debt discount in the amount of $0.7 million which is attributable to the value of the warrants issued. The debt discount was originally amortized over the term of the loan using the effective interest method. As of May 7, 2007, this note carried a debt discount of $0.7 million. Upon the exchange of the note discussed below, this discount was written off to interest expense in the year ended June 30, 2007. For the year ended 30, 2007, the Company recorded interest expense of $23 thousand related to the amortization of the debt discount.

          On May 7, 2007, Laurus exchanged the $1.0 million loan for shares of a newly created Series E Convertible Preferred Stock of the Company (see Note 19).

(ii)	$3.0 Million Senior Subordinated Loan

          The Company entered into a loan agreement dated as of December 22, 2006 (the “Senior Subordinated Loan Agreement”) with Senior Subordinated Lenders, pursuant to which the Senior Subordinated Lenders loaned the Company $3.0 million (the “Senior Subordinated Loan”). Pursuant to a Subordination Agreement dated as of December 22, 2006, between such Subordinated Lenders, previous subordinated lenders to the Company and Laurus, the Senior Subordinated Loan was subordinated to the Company’s then existing senior indebtedness to Laurus under the Securities Purchase Agreement dated June 30, 2006 (the “Securities Purchase Agreement”), and the Related Agreements referred to in the Securities Purchase Agreement and ranks senior to the Company’s $10.0 million of existing subordinated indebtedness.

          Pursuant to the Senior Subordinated Loan Agreement, the Company issued to the Senior Subordinated Lenders warrants to purchase an aggregate of 15,384,615 shares of Common Stock at an exercise price of $0.001 per share. The warrants expire on December 31, 2013. According to the terms of the agreement, since the Senior Subordinated Note was not repaid by April 30, 2007, certain holders of such Warrants are required to contribute 8,750,000 Warrants back to the Company and the Company is required to issue an additional 8,750,000 Warrants to Laurus. The Company recorded a debt discount in the amount of $1.7 million which is attributable to the value of the warrants issued. The debt discount was originally amortized over the term of the loan using the effective interest method. As of May 7, 2007, this note carried a debt discount of $1.6 million. Upon the exchange of the note discussed below, this discount was written off to interest expense in the year ended June 30, 2007. For the year ended June 30, 2007, the Company recorded interest expense of $0.1 million related to the amortization of the debt discount.

          On May 7, 2007, each of the holders of the $3.0 million Senior Subordinated Loan exchanged their indebtedness for shares of a newly created Series E Convertible Preferred Stock of the Company (see Note 19).

Accrued Interest and Maturities of Other Long Term Debt

          Accrued interest of $3.1 and $2.7 million is included in accrued expenses as of June 30, 2007 and July1, 2006, respectively.

          Aggregate maturities of debt, gross of debt discounts for the next five years, are as follows:

(Dollars in thousands)	For the Years Ended June 30,

2008	$—
2009	—
2010	58,650
2011	—
2012	—

11. Commitments and Contingencies

Litigation

UBS Lawsuit

          UBS Securities, LLC commenced a lawsuit against KAAI in the Supreme Court of the State of New York, County of New York on September 18, 2006. The complaint alleged that UBS was engaged to provide investment banking services to KAAI and that UBS is owed a fee of $1,750,000 with respect to a private placement that was consummated in June, 2006. On August 17, 2007 a settlement was reached with UBS under which the Company was required to pay $1.0 million in full settlement of the claim, no later than

August 22, 2007. The Company made the required payment within the period specified by the agreement. The Company recognized expense of $1.75 million in the year ended July 1, 2006 to initially record a liability for this contingency. During the year ended June 30, 2007 $0.75 million was recorded as income to reduce the estimated liability to the settlement amount. These amounts are included in Selling, general, and administrative expenses in the Consolidated Statements of Operation. The Company had a payable balance of $1.0 million as of June 30, 2007, with $0.5 million included in Accounts payable and $0.5 million included in Accrued expenses and other current liabilities in the Consolidated Balance sheet. The Company had a payable balance of $1.75 million as of July 1, 2006, with $0.5 million included in Accounts payable and $1.25 million included in Accrued expenses and other current liabilities in the Consolidated Balance sheet.

Employee Lawsuits

          Eight prior employees have commenced lawsuits against KAAI in the Superior Court of New Jersey. The complaints allege that the employees were improperly terminated due to age. The Company is contesting these claims, and does not believe settlements of the claims will exceed the amount accrued and included in Accrued expenses and other current liabilities.

Other Contingencies

Mandalay Agreement

          A vendor asserted a claim relating to an October 1, 2005 agreement that was contested by the Company. An agreement between the parties was reached on February 1, 2007 to settle the dispute by granting the vendor 1,760,925 shares of Common Stock. The Company has recorded a marketing charge of $0.4 million for the year ended June 1, 2007 for this claim and $0.4 million is included in Additional paid-in capital on the June 30, 2007 Consolidated Balance Sheet, as a result of the issuance of the shares in the quarter ended March 31, 2007.

GK Acquisition

On or about July 25, 2007, the Purchaser of the spa /salons filed a bankruptcy petition in the U.S. Bankruptcy Court, District of New Jersey (Newark). Although no litigation between the parties has been commenced, the Purchaser has served the Company with subpoenas seeking information relating to the sale and other transactions, disputes have arisen with respect to the various obligations of the parties, and such disputes may be the subject of litigation in the future. We have complied in all respects to provide the information requested.

General

          The Company is a party to a number of legal actions, proceedings or claims. While any action, proceeding or claim contains an element of uncertainty, management believes that the outcome of such actions, proceedings or claims will not have a material adverse effect on the business, financial condition or results of operations.

Employment Agreements

          The Company had entered into employment agreements with certain former owners of companies which were acquired in the year ended June 30, 2004. Under the terms of the agreements these employees and certain senior executives are entitled to severance benefits should their employment be involuntarily terminated. The obligation under these contracts for severance benefits is approximately $0.04 million and $0.5 million for the years ended June 30, 2007 and July 1, 2006, respectively.

Capital Leases

          The Company had been committed under a non-cancelable capital lease for medical equipment at four of its previously operated facilities. The term of the lease was two years, expiring in April 2008. Capital lease assets totaled $0.4 million as of July 1, 2006, net of depreciation, and capital lease obligations totaled $0.4 million as of that date. Since the leases were transferred as part of the stores / salons sale on May 7, 2007, there is no obligation as of June 30, 2007.

Operating Leases

          The Company had been committed under non-cancelable operating leases for all twelve of its previously operated store facilities and two corporate office locations. The original terms of the leases ranged from one to fifteen years with many leases renewable for an additional three to five year term at the option of the Company. Certain leases contain escalation provisions and percentage rent provisions. As a result of the stores / salons sale on May 7, 2007, the Company has transferred over the leases to the Purchaser. Subsequent to the sale of the stores / salons, the Company continues to be a guarantor of six of the leases of the facilities including: Dallas, Texas, Chevy Chase, Maryland, Manhattan, New York, Manhasset Long Island, New York, Palm Beach, Florida, and Short Hills, New Jersey. Due to the Chapter 11 filing by the Purchaser, the Company has determined that it has a probable contingent liability per Statement of Financial Accounting Standard No. 140 “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities”. As a result, the Company has recorded an estimated expense of $2.4 million in the year ended June 30, 2007 and the obligation is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

          In addition to the lease guarantees discussed above, total rent expense, including real estate taxes, utilities, and other expenses in the Consolidated Statement of Operations for the years ended June 30, 2007, July 1, 2006, and June 30, 2005 was $1.1 million, $0.5 million, and $0.5 million, respectively. Included in the rent expense for the year ended June 30, 2007 is a $0.4 million charge related to the early termination of the Norwalk, Connecticut headquarter lease. The lease, which previously had an expiration date of December 31, 2015, was terminated as of September 21, 2007 in connection with the Company’s relocation to its new headquarters in New York.

          Except for the lease guarantees mentioned above, as of June 30, 2007 the Company did not have any future minimum lease payments due under existing non-cancelable leases with remaining terms of greater than one year.

          As of June 30, 2007 future minimum lease payments estimated to be due as a result of the guarantees mentioned above with remaining terms of greater than one year are as follows:

(Dollars in thousands)

Fiscal Year	Operating Lease Payments

2008	$894

2009	355

2010	196

2011	175

2012	177

Thereafter	857

Total minimum lease payments	$2,654

12. Related Party Transactions

L Capital Consulting Services Agreement

          On November 25, 2003 KAAI entered into a Consulting Services Agreement with L Capital pursuant to which L Capital performed consulting services for KAAI. Under the Agreement, KAAI was required to pay L Capital an annual consulting fee, payable in quarterly installments in arrears, equal to the higher of (a) $445,000 and (b) 1% of our gross revenues plus $20,000 for such year. As of May 7, 2007 and July 1, 2006, there were accrued and unpaid consulting fees to L Capital of approximately $876,841. Concurrent with the May 7, 2007 financing, L Capital forgave the $876,841 in accrued management fees previously included in the Company’s Condensed Consolidated Balance Sheet. As a result, the Company has recorded the forgiven management fee as a capital contribution in its Consolidated Balance Sheet as of June 30, 2007.

          On December 20, 2005, we terminated the Consulting Agreement with L Capital, and in accordance with this Agreement were obligated to pay all accrued and unpaid consulting fees within one year of termination. On December 19, 2006 a new agreement was signed which deferred this payment until (a) the $25.0 million in principal, along with the related interest of our senior debt issued on July 6, 2006 to Laurus Master Fund Ltd. has been paid, (b) the $10.0 million in principal, along with the related interest of our subordinated debt issued on July 11, 2006 had been paid and (c) the $4.0 million in principal, along with the related interest of senior subordinated debt issued on December 22, 2006 has been paid. Upon the occurrence of all of the preceding, all accrued management fees would have been due and payable.

KCO Advisory Services Agreement

          On November 25, 2003 KAAI entered into an Advisory Services Agreement with KCO pursuant to which KCO performed advisory services for the Company. Under the Agreement KAAI was required to pay KCO an annual advisory fee, payable in quarterly installments in arrears, equal to the higher of (a) $425,000 and (b) 1% of our gross revenues for such year. As of May 7, 2007 and July 1, 2006, there were accrued and unpaid consulting fees to KCO of approximately $837,433. Concurrent with the May 7, 2007 financing, KCO forgave the $837,433 in accrued management fees previously included in the Company’s Condensed Consolidated Balance Sheet. As a result, the Company has recorded the forgiven management fee as a capital contribution in its Consolidated Balance Sheet as of June 30, 2007.

          On December 20, 2005 we terminated the Advisory Agreement with KCO and in accordance with this Agreement were obligated to pay all accrued and unpaid advisory fees within one year of termination. On December 19, 2006 a new agreement was signed which deferred this payment until (a) the $25.0 million in principal, along with the related interest of our senior debt issued on July 6, 2006 to Laurus Master Fund Ltd. has been paid, (b) the $10.0 million in principal, along with the related interest of our subordinated debt issued on July 11, 2006 has been paid and (c) the $4.0 million in principal, along with the related interest of senior subordinated debt issued on December 22, 2006 has been paid. Upon the occurrence of all of the preceding, all accrued management fees would have been due and payable.

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

          On May 7, 2007, affiliates of Pequot exchanged their indebtedness for shares of a newly created Series E Convertible Preferred Stock of the Company (see Note 18).

Loans by Klinger Investments

          Klinger Investments, LLC, an entity owned by William J. Kidd, the spouse of Carla G. Kidd, the sole Manager of Seapine Investments, LLC, a holder of more than 5% of the Common Stock of the Company and a 50% owner of Kidd & Company, LLC, loaned the Company $2,275,269 as part of the July 11, 2006 $5.2 million Subordinated Debt financing and May 9, 2006 $4.8 million Subordinated Debt financing and $650,000 in the $4 million December 22, 2006 Senior Subordinated financing and received 7 year warrants with an exercise price of $.001 per share to purchase an aggregate of 14,416,354 shares of Common Stock and 7 year warrants to purchase an aggregate of 2,904,762 shares of Common Stock. According to the terms of the agreement, since the Laurus $1 million Senior Subordinated Loan was not repaid by April 30, 2007, warrants to purchase 2,708,374 shares will be returned by Klinger Investments to the Company for cancellation.

          On May 7, 2007, Klinger Investments, LLC exchanged its indebtedness for shares of a newly created Series E Convertible Preferred Stock of the Company (see Note 18).

Loans by Laurus Master Fund Ltd.

          Laurus had loaned the Company $25,000,000 as Senior Secured Debt and $1 million as Senior Subordinated Secured Debt as described in this Report and received 10 year warrants with an exercise price of $.01 per share to purchase a total of 50,885,093 shares of Common Stock and 7 year warrants with an exercise price of $.001 per share to purchase a total of 10,000,000 shares of Common Stock. According to the terms of the agreement, since the Senior Subordinated Secured Debt was not repaid by April 30, 2007, the Company is required to issue an additional 8,750,000 warrants to Laurus. In addition, since prior to the 14th month anniversary of June 30, 2006, the Company’s obligations to Laurus under the Senior Secured Debt had been reduced to $12,500,000 or less, warrants issued to Laurus to purchase 6,839,394 shares of Common Stock will be automatically cancelled and terminated and since at such time the Company’s obligations had been reduced to zero, warrants to purchase an additional 6,693,875 shares of Common Stock will also be cancelled. As a result of the May 7, 2007 refinancing discussed below, the Company will cancel the combined 13,533,269 warrants held by Laurus, due to the prepayment.

          On May 7, 2007, the Company repaid the $25.0 million debt to Laurus as part of the Senior Debt financing and an additional $3.8 million default penalty which was incurred in the fiscal quarter ended March 31, 2007 (see Note 10).

Richard Rakowski

Loans

          Richard Rakowski, the Chairman and former Chief Executive Officer of the Company, loaned the Company $850,000 as part of the Senior Subordinated Debt financing on December 22, 2006 and received 7 year warrants with an exercise price of $.001 per share to purchase 3,798,534 shares of Common Stock. According to the terms of the agreement, since the Laurus $1 million Senior Subordinated Secured Loan was not repaid by April 30, 2007, warrants to purchase 3,541,666 shares of Common Stock will be returned to the Company for cancellation by Mr. Rakowski. Mr. Rakowski had also personally guaranteed certain obligations of the Company. As of June 30, 2007 these guarantees no longer exist as the related letters of credit have expired.

          On May 7, 2007, in connection with the Laurus financing, Mr. Rakowski exchanged his indebtedness for shares of a newly created Series E Convertible Preferred Stock of the Company (see Note 18).

Consulting Agreement

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

Loans by Andrew Lipman

          Andrew D. Lipman, a former Director, loaned the Company $150,000 in the July 11, 2006 $5.2 million Subordinated Debt Financing and received 7 year warrants with an exercise price of $.001 per share to purchase 950,416 shares of Common Stock and loaned the Company $200,000 in the December 22, 2006 Senior Subordinated financing and received 7 year warrants with an exercise price of $.001 per share to purchase 893,773 shares of Common Stock. According to the terms of the agreement, since the Laurus $1 million Senior Subordinated Secured Loan was not repaid by April 30, 2007, warrants to purchase 833,334 shares of Common Stock will be returned to the Company for cancellation by Mr. Lipman. Mr. Lipman loaned the Company a combined $250,000 in the combined $4.0 million Secured Demand Note financings completed on March 16, 2007 and March 27, 2007.

          On May 7, 2007, Mr. Lipman exchanged his indebtedness from the July 11, 2006 and December 22, 2006 financings for shares of a newly created Series E Convertible Preferred Stock of the Company (see Note 18).

Sephora

          Sephora, with whom the Company has a strategic relationship, is a subsidiary of LVMH. L Capital Management SAS, which manages and represents L Capital, is also a subsidiary of LVMH, and as a result L Capital Management SAS and Sephora are affiliates. The Company’s decision to enter into a contract with Sephora was made independent of its relationship with L Capital. The Company recorded revenues of $3.4 million and $2.7 million for the years ended June 30, 2007 and July 1, 2006, respectively. As of June 30, 2007 the Company had a $0.3 million receivable balance from Sephora which is included in Accounts receivable, net in the Condensed Consolidated Balance Sheet.

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

          On May 7, 2007, the notes payable to Judith and Tom Pyle were exchanged for shares of a newly created Series E Convertible Preferred Stock of the Company (see Note 19).

          The Company has an existing application service provider contract with the Pyle Group. Services include troubleshooting of the Company’s Millennium software program used to record revenue and inventory activity. Fees under the contact are $0.2 million per year. As a result of the store / salons sale on May 7, 2007, the Millennium software program will not be used for transactions after April 1, 2007. The Company has recorded a charge of $0.1 million to expense the remaining liability under this contract. This charge has been included in Loss from discontinued operations for the year ended June 30, 2007.

13. Material Agreements

Agreements with Johns Hopkins Medicine

          Termination of Agreement

          On May 7, 2007, the Company entered into an agreement with Johns Hopkins Medicine, Johns Hopkins University and Johns Hopkins Health Systems Corporation, pursuant to which the Consulting and Services Agreement between Advanced Aesthetics, Inc. and Johns Hopkins Medicine (“Johns Hopkins”) dated November 23, 2003, as amended was terminated effective April 13, 2007. Under the Agreement, the Company was required to pay Johns Hopkins $369,565 by July 31, 2007, and as of the effective date, Johns Hopkins will no longer provide services to the Company. The Company did make the payment by the required date. As a result of this agreement, the Company has recorded a derecognition of the intangible asset of approximately $3.7 million and the liability of approximately $3.3 million in the fourth quarter ended June 30, 2007. This net charge of $0.4 million has been recorded in Loss from discontinued operations in the Consolidated Statement of Operations.

          The May 7, 2007 agreement also provides that the License and Management Agreement between Johns Hopkins University and a Company subsidiary, Klinger Advanced Aesthetics, LLC, relating to the Company’s Chevy Chase, Maryland facility is terminated effective May 13, 2007, and that the Company shall pay Johns Hopkins all amounts due under that agreement by May 21, 2007. Under the agreement, the Company paid $0.2 million due through March 31, 2007. The subsidiary was sold to GK Acquisition effective April 1, 2007.

Agreement with Sephora USA

          See Note 12 Related Party Transactions for a description of the Sephora agreement.

Agreement with HSN

          HSN operates one of the largest direct U.S. retail networks for the sale of consumer products. On April 2, 2007 KAAI entered into an exclusive marketing agreement with HSN (“Marketing Agreement”) that provides for the sale of Cosmedicine skin care products on our own Cosmedicine shows on HSN and on the Sephora on HSN shows. HSN is required to order annual minimum amounts to maintain the exclusive direct-to-consumer network sales rights. Under this Marketing Agreement HSN (a) agreed to position KAAI as an aesthetics and “science of beauty” expert, (b) will work with KAAI on development of skincare, beauty, aesthetics and cosmetic products (“Products”), (c) will purchase the Products from KAAI pursuant to HSN’s Master Terms and Conditions for Purchases Orders as modified by the Rider to the Master Terms, (d) will provide airtime on HSN’s television shopping programming (“HSN’s TV Programs”) to KAAI for the purpose of marketing, promotion and sale of the Products pursuant to the following schedule of hours:

Year	Hours

Year 1 of Agreement	30 hours

Year 2 of Agreement	60 hours

Year 3 of Agreement and thereafter	80 hours

(e) will be responsible for the distribution of HSN’s TV Programs and for payment of all associated fees and cable commissions, (f) may offer the Products online at its HSN .com website, (g) will develop a mutually agreeable public relations strategy (“PR Strategy”) with KAAI to assist in the promotion of the availability of the Products at HSN, provided that each party will be solely responsible for their respective costs in its execution of any mutually agreed to PR Strategy, (h) will develop a mutually agreeable strategy to promote the Products through “Advanced Service Sales”, (defined as video-on-demand, interactive television, podcasts, and any similar means of sale or any successor media to such means), and a mutually agreeable robust continuity program strategy, (i) will, at its own cost and expense, be responsible for processing customer orders it receives for Products (“Customer Orders”), processing payments for Customer Orders, and for the fulfillment of all Customer Orders, and (j) will, at its own cost and expense, be responsible for customer service inquiries relating to Customer Orders and for handling returns of Customer Orders.

          Under the agreement, HSN remits payments directly to the Company for products ordered. The term of the agreement is two years, but unless terminated in accordance with provisions in the agreement, shall renew for five successive one year terms.

          Agreements with Mark Potter and Atlantis Laboratories

          On April 4, 2006, KAAI entered into a Consulting Agreement (the “Consulting Agreement”) with Mark Potter and Atlantis Laboratories, Inc. (“Atlantis” and together with Mr. Potter, the “Formulators”). The Formulators have developed, formulated and produced skin care products for our Cosmedicine product line. Under the Consulting Agreement, the Formulators agreed to use their best efforts to provide all services necessary to (i) expand the number of product types in our over-the-counter Cosmedicine line, (ii) formulate and develop an enhanced version of (a) Cosmedicine, (b) a foundation cosmetic line, (c) a hair care product line and (d) a cosmetics line, and (ii) have such products produced and shipped by Atlantis for sale at our previously operated spa and salon facilities and other outlets.

          The Consulting Agreement also contains a non-competition clause that provides, among other things, that (i) the formulas developed by the Formulators for KAAI are proprietary and may not be used by the Formulators for any purpose other than on behalf of KAAI and may not be utilized in products sold to anyone other than KAAI and (ii) except for limited exceptions, the Formulators will not directly or indirectly acquire or own any interest in any entity engaged in the business conducted by KAAI. Mr. Potter is to be paid an annual consulting fee of $207,000 in equal monthly installments of $17,250. In addition, KAAI granted Mr. Potter on September 18, 2006, an option to purchase the TrueYou equivalent of 150,000 shares of KAAI common stock at an exercise price of $0.22 per share, vesting over a period of three years. Mr. Potter also received 100,000 options to purchase KAAI common stock on February 1, 2005, at a True You equivalent exercise price of $0.34 per share, vesting over four years. The initial term of the Consulting Agreement is five years.

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

          Pursuant to the Consulting Agreement, KAAI agreed to loan up to a total of $1,100,000 to Mr. Potter for the purchase of land in Conroe, Texas and construction of a laboratory and manufacturing facility to manufacture and supply the Cosmedicine line of products. On April 17, 2006, KAAI made a loan of $392,200 to the Formulators for the purchase of the property evidenced by a promissory note. Under the promissory note, the principal sum of $392,200 with interest at the rate of 6-1/2% per annum is payable in 120 monthly installments of principal and interest in the amount of $4,453.00 commencing on May 1, 2006. At June 30, 2007 the Company had a note receivable balance of $0.4 million from Mr. Potter which is included in other assets on the consolidated balance sheet.

          In connection with the foregoing, KAAI also entered into a construction loan agreement dated April 4, 2006 with the Formulators pursuant to which the Formulators executed a $650,000 construction loan promissory note to KAAI for the development of a laboratory and manufacturing facility to be operated by Atlantis on the Property. Under the terms of the construction loan agreement, we are to make advances to the Formulators under the construction loan promissory note from time to time in connection with the construction on the property. The amount of each advance will be determined by KAAI. The unpaid principal balance on the construction loan promissory note bears interest at a rate of 6-1/2% per annum. Monthly installments of interest only on the outstanding principal balance will be due commencing on the first day of the month following the initial advance and continuing on the first day of each subsequent month up to and including April 1, 2007. Commencing May 1, 2007, and continuing through April 1, 2016, installment payments of principal and interest will be due in such amount as will be sufficient to pay in 108 equal payments all principal and accrued interest. At June 30, 2007 the Company had a note receivable balance of $0.1 million from Mr. Potter on the construction loan which is included in other assets on the consolidated balance sheet.

Vendor agreements

          During the year ended June 30, 2007, the Company negotiated with its vendors for reductions in accounts payable of approximately $1.1 million. Included in this amount were settlements with vendors that are also shareholders of the Company in the amount of $0.1 million, which have been reflected as a capital contribution and included in additional paid in capital.

14. Income Taxes

          The components of the deferred tax assets as of June 30, 2007 and July 1, 2006 are as follows (in thousands):

	2007	2006

Net operating losses	$54,774	$23,921
Accrued liabilities and reserves	1,858	1,163
Customer advances - gift cards	—	3,365
Accrued interest	1,662	1,709
Accrued management fees	—	697
Stock based compensation	—	521
Property and equipment	66	623
Amortization of goodwill and intangibles	6,793	515

Total deferred tax assets	65,153	32,514

Valuation allowance	(65,153)	(32,514)

Net deferred tax assets	$—	$—

          The Company’s ability to utilize the cumulative Federal and State net operating loss carryforwards of approximately $138.0 million at June 30, 2007 against future income will expire on June 30, 2023, and may be subject to certain limitations upon a “change in control” as defined by section 382 of the Internal Revenue Code of 1986.

          The provision for income taxes differs from the amount of income tax determined by applying the applicable statutory rate to the income (loss) before income taxes. This difference, as shown in the following table, is due to a full reserve of our benefit for the utilization of net operating losses since utilization can not be determined to be more likely than not under FAS 109.

	2007	2006	2005

Statutory income tax benefit rate	35.0%	(35.0)%	(35.0)%
Unrealized (gain) loss on convertible securities	(66.3)%	31.8%	—
State income tax (net of federal benefit)	4.5%	(5.7)%	(6.0)%
Other	0.1%	—	—

Subtotal	(26.7)%	(8.9)%	(41.0)%
Valuation allowance	26.7%	8.9%	41.0%

Total effective tax rate	0.0%	0.0%	0.0%

15. Common and Preferred Stock

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

          On March 23, 2006 the Certificate of Amendment was approved by: (A) the holders of a majority of the Company ‘s outstanding stock entitled to vote with respect to an amendment of the Company’s certificate of incorporation; (B) the holders of more than 50% of the outstanding shares of Series C Preferred Stock, in accordance with the Certificate of Designation of the Series C Preferred Stock; and (C) the holders of more than 75% of the outstanding shares of Series D Preferred Stock, in accordance with the Certificate of Designation of the Series D Preferred Stock. On March 23, 2006 the Company filed with the Commission a preliminary Information Statement in connection with the proposed Amendment. The Certificate of Amendment will not be effective until the information statement is approved by the SEC. It has not yet been approved by the SEC.

Common Stock

          Prior to the closing of the Share Exchange Agreement, KAAI had 12,995,513 shares of common stock issued and outstanding. In connection with the closing of the Share Exchange Agreement, 2,000 of the Company’s shares of Series A Preferred Stock were converted into 2,000,000 shares of Common Stock. Subsequently, upon the closing of the Share Exchange Agreement on December 20, 2005, the Company had 14,995,513 shares of Common Stock issued and outstanding. On February 8, 2007, the Company issued 1,760,925 shares of Common stock to a vendor as a settlement of a disputed agreement. As a result, as of June 30, 2007, the Company had 16,756,438 shares of Common Stock issued and outstanding. In connection with the Share Exchange Agreement, the Company had previously agreed with certain of our shareholders that the Company would amend our Certificate of Incorporation to increase the number of shares of authorized Common Stock so that all of the shares of our Series B Preferred Stock will convert automatically into Common Stock.

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

Preferred Stock

          On May 7, 2007, the Board of Directors adopted a resolution to establish a series of 500,000 shares of Series E Convertible Preferred Stock (“Series E Preferred”). The Board of Directors also have the ability to fix the designations, powers, preferences, privileges, rights, qualifications, limitations and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences of its authorized but unissued preferred stock, any or all of which may be greater than the rights of the Common Stock. The Company’s Board of Directors, without approval of the holders of Common Stock, can issue Preferred Stock with voting, conversion or other rights that could adversely affect the voting power and other rights of the holders of Common Stock. Preferred Stock could thus be issued quickly with terms calculated to delay or prevent a change of control or make removal of management more difficult. The issuance of Preferred Stock may have the effect of decreasing the market price of the Common Stock, and may adversely affect the voting and other rights of the holders of Common Stock.

Series B Convertible Preferred Stock

General. As of June 30, 2007 the Company had 27,858.9673 shares of Series B Preferred Stock issued and outstanding.

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

Liquidation. In the event of the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after any payments shall be made or any assets shall be distributed to the holders of the Series C Preferred Stock and Series D Preferred Stock, the assets of the Company legally available for distribution shall be distributed ratably to the holders of the Common Stock and the Series B Preferred Stock and the Series E Preferred Stock on an as-converted to Common Stock basis.

Conversion. Upon the amendment of our Certificate of Incorporation to increase the number of shares of the Company’s Common Stock (the “Authorized Shares Increase”), each share of Series B Preferred Stock will convert into 10,000 shares of Common Stock, subject to adjustment for stock split and other events.

Voting Rights. The Series B Preferred Stock votes with the Series E Preferred Stock and the Common Stock on an as-converted to Common Stock basis.

Series C Convertible Preferred Stock

General. As of December 20, 2005, following the closing of the Share Exchange Agreement, and as of May 6, 2007 the Company had 8,452.0222 shares of Series C Preferred Stock issued and outstanding. Concurrent with the May 7, 2007 financing, all the shares were exchanged for Series E Preferred. There are no shares of Series C Preferred Stock issued and outstanding as of June 30, 2007.

Dividends. Dividends on the Series C Preferred Stock accrued on a cumulative basis from December 20, 2005 and were compounded annually at a rate of 4% per annum. Upon the exchange of Series C Preferred Stock for Series E Preferred on May 7, 2007, all accrued dividends were forfeited by the holders.

Liquidation Preference. In the event of a liquidation or dissolution, the holders of Series C Preferred Stock were entitled, to receive $1,916.62 with respect to each share (subject to adjustment for stock split or other events) plus all accumulated but unpaid dividends whether or not declared and shall thereafter share in any remaining amounts on an as-converted basis with the holders of the Common Stock and the other series of Preferred Stock (other than the Series B Preferred Stock).

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

Series D Convertible Preferred Stock

General. As of December 22, 2005, following the closing of the Series D Preferred Financing with North Sound described in Item 1 of this Report, and as of May 6, 2007, the Company had 1,530 shares of Series D Preferred Stock issued and outstanding. Concurrent with the May 7, 2007 financing, all the shares were exchanged for Series E Preferred. There are no shares of Series D Preferred Stock presently issued and outstanding as of June 30, 2007.

Dividends. Dividends on the Series D Preferred Stock accrued from December 22, 2005 at a rate of 4% per annum. Upon the exchange of Series D Preferred Stock for Series E Preferred on May 7, 2007, all accrued dividends were forfeited by the holders.

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

Series E Convertible Preferred Stock

General. The Company has authorized 500,000 shares of Series E Preferred Stock. As of June 30, 2007, the Company had committed to issue 8301.278759 shares of Series E Preferred Stock. These committed shares were issued on November 2, 2007.

Dividends. In the event that the Company declares or pays dividends to the holders of Common Stock, the Company also has to declare or pay to the holders of the Series E Preferred Stock at the same time, the dividends which would have been declared and paid with respect to the Common Stock issuable upon conversion of the Series E Preferred Stock had all of the outstanding Series E Preferred Stock been converted immediately prior to the record date for such dividend.

Liquidation. In the event of the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after any payments shall be made or any assets shall be distributed to the holders of the Series C Preferred Stock and Series D Preferred Stock, the assets of the Company legally available for distribution shall be distributed ratably to the holders of the Common Stock, the Series B Preferred Stock and the Series E Preferred Stock on an as-converted to Common Stock basis.

Conversion. Upon the amendment of our Certificate of Incorporation to increase the number of shares of the Company’s Common Stock, each share of Series E Preferred Stock will convert into 1,000,000 shares of Common Stock, subject to adjustment for stock split and other events.

Voting Rights. The Series B Preferred Stock votes with the Series B Preferred Stock and the Common Stock on an as-converted to Common Stock basis.

16. Stock-Based Compensation Plan and Warrants

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

          All existing stock options as of July 1, 2006 had been issued under the subsidiary (KAAI) 2003 stock option plan. Management has developed a new stock option plan (“The TrueYou.Com Inc. 2006 Stock Incentive Plan” or the “2006 Plan”) for the Company that was approved by the Board of Directors (“Board”) of the Company in the first quarter of fiscal year 2007. At that time, the Board also approved, subject to shareholder approval, the exchanging of KAAI options for TrueYou options under the 2006 Plan. The 2006 Plan was required to be submitted to the stockholders of the Company for their approval within twelve months. The Board of Directors approved a one-year extension to obtain this approval. The Company believes that the approval of the 2006 Plan by the stockholders is perfunctory, and as such has considered all options approved by the Board as granted. All options granted by the Board in the year ended June 30, 2007 have been granted under the 2006 Plan.

          The 2006 Plan provides for awards of up to 105 million shares of TrueYou Common Stock to employees and outside contractors in various forms. These include non-qualified options, incentive stock options, and stock appreciation rights. The 2006 Plan is administered by the Board, which also establishes the terms of the awards. Non-qualified stock options have been the only form of awards granted by the Board to date. A total of 32,090,269 shares of Common Stock remained available for future award grants as of June 30, 2007.

          Non-qualified stock options granted under the 2006 Plan vest over a zero to four year period and expire ten years from the date of grant. Options to acquire a total of 72,909,731 shares of Common Stock, net of forfeitures, have been granted by the Board to employees and contractors under the Plan. Non-qualified stock options may be granted at any price but, in general, are not granted with an exercise price less than the fair market value of the stock on the date of grant.

          Since the Company does not have sufficient shares of common stock authorized, it is required to treat the stock option awards as liability awards and remeasure at each reporting period based upon fair value, utilizing the Black-Scholes option pricing model. The Company recognized compensation income of approximately $0.6 million for the year ended June 30, 2007 and compensation expense of $0.4 million and $0.1 million for the years ended July 1, 2006 and June 30, 2005, respectively for stock options granted and subsequent remeasurement. In addition, as of June 30, 2007, there was approximately no unrecognized stock based compensation expense related to non-vested stock options.

          There were new TrueYou options for the purchase of 58.1 million shares of Common Stock granted during the twelve months ended June 30, 2007. There were additional TrueYou options to purchase 22.2 million shares of Common Stock issued as an exchange for Advanced Aesthetics, Inc. options. There were no options granted during the twelve months ended July 1, 2006.

          The weighted average fair value of the new employee options granted during the twelve months ended June 30, 2007 was $0.08. There were no options granted during the year ended July 1, 2006. The weighted average fair value of the employee options granted during the years ended June 30, 2005 was $0.59. The fair value was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended June 30, 2007 and July 1, 2006:

	Year Ended

Assumptions	June 30, 2007	July 1, 2006	June 30, 2005

Expected dividend yield	—	N/A	—
Risk-free interest rate	4.6%	N/A	4.10%
Expected life of option grants	3.0 years	N/A	6 years
Forfeiture rate	9.2%	N/A	2.5%
Expected volatility	50%	N/A	30%

          The Company also provides stock options to some of its outside contractors. These options are subject to the provisions of EITF 96-8, which requires remeasurement of the awards until performance is complete. As a result, these awards were also revalued as of June 30, 2007. As of June 30, 2007 the weighted average fair value was zero due to the significant drop in the Company calculated share price, the weighted average interest rate was 4.9%, the forfeiture rate was 9.2%, and weighted average expected life was 2.4 years for these stock options.

          A summary of the Company’s share option activity and related information during the years ended June 30, 2007, July 1, 2006, and June 30, 2005 are as follows:

	Options Outstanding

	Shares	Weighted Average Exercise Price

Outstanding, June 30, 2004	9,202,523	$0.34

Granted	21,739,626	0.34
Cancelled	(1,958,134)	0.34
Exercised	—	—

Outstanding, June 30, 2005	28,984,015	0.34

Granted	—	—
Cancelled	(6,763,073)	0.34
Exercised	—	—

Outstanding, July 1, 2006 (1)	22,220,942	0.34

Granted	80,301,262	0.27
Forfeited	(7,391,531)	0.24
Cancelled	(22,220,942)	0.34
Exercised	—	—

Outstanding, June 30, 2007	72,909,731	$0.27

(1)	1,892,850 KAAI options were exchanged for TrueYou options at an exchange rate of 11.73940981.

          As of June 30, 2007, the weighted average exercise prices and remaining contractual lives of stock options are as follows:

	Options outstanding			Options exercisable

Range of exercise prices	Number of options outstanding as of 6/30/07	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable as of 6/30/07 (1)	Weighted average price

Stock options issued @$0.19 to $0.34	72,909,731	8.3	$ 0.27	59,771,118	$ 0.27

(1)

The Company does not have sufficient authorized common shares at June 30, 2007 to permit the exercise of the stock options. These options would be exercisable if sufficient authorized shares were available.

Warrants

          The Company issued 38,661,696,408 warrants during the year ended June 30, 2007 which were valued using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free rate of return – 4.65%; term – 10 years; volatility – 50%; dividend yield – 0.0%. The warrants were recorded as a discount to preferred stock.

Warrants outstanding as of year end are as follows:

	Warrants Outstanding

	Shares	Weighted Average Exercise Price

Outstanding, June 30, 2004	13,619,743	$0.001

Granted	—	—
Cancelled	—	—
Exercised	—	—

Outstanding, June 30, 2005	13,619,743	0.001

Granted	50,019,026	0.212
Cancelled	—	—
Exercised	—	—

Outstanding, July 1, 2006	63,638,769	0.166

Granted	38,661,696,408	0.001
Cancelled	—	—
Exercised	—	—

Outstanding, June 30, 2007	38,725,335,177	$0.001

At June 30, 2007, the exercise prices and remaining contractual lives of warrants are as follows:

	Warrants outstanding			Warrants exercisable

Range of exercise prices	Number of warrants outstanding as of 6/30/07	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable as of 6/30/07	Weighted average price

Warrants issued $.001 to $.230	38,725,335,177	9.8	varies	38,725,335,177	varies

17. Retirement Plan

401(k) Plan

          Participants in the KAAI 401(k) Plan may contribute up to 50% of their annual compensation to their 401(k) Plan on a pre-tax basis, subject to aggregate limits under the Code. The Company provides on behalf of participants of the KAAI Plan, who make elective compensation deferrals, a matching contribution at the rate of 50% of employee contributions up to 2% of participant pretax compensation. Employee contributions in the KAAI 401(k) Plan are vested at all times and the Company’s matching contributions are subject to a five-year vesting provision. The Company recognized compensation expense associated with the KAAI 401(K) Plan for matching contributions of approximately $3.0 thousand for each of the years ended June 30, 2007, July 1, 2006, and June 30, 2005.

18. Exchange of Debt and Equity

          On May 7, 2007, each of the holders of the Company’s Series C Preferred Stock, Series D Preferred Stock and the holders of its Senior Subordinated Indebtedness and Subordinated Indebtedness aggregating an original principal amount of $14,038,710 and issued on May 9, 2006, July 11, 2006, and December 22, 2006 exchanged their shares of Preferred Stock and indebtedness, respectively, for shares of a newly created Series E Convertible Preferred Stock of the Company. The exchange was in connection with and as a condition to the Laurus financing and the issuance of Warrants by the Company to Laurus. An additional $1,000,000 of Subordinated Debt was also exchanged for Series E Convertible Preferred Stock of the Company. As a result of these exchanges, the Company recorded a contribution of capital on debt restructuring of $10.7 million as of June 30, 2007 which is included in the Consolidated Balance Sheet.

          To implement the conversion, on May 7, 2007, the Company created a new Series E Convertible Preferred Stock. The Series E Preferred Stock is being utilized because the Company does not have sufficient authorized shares of Common Stock and ranks pari passu with the existing Common Stock and Series B Preferred Stock of the Company. Holders of Series E Preferred Stock shall have full voting rights and powers and equal to that of holders of Common Stock and preferred B holders. The Series E Preferred Stock is initially convertible into Common Stock at the rate of one million shares of Common Stock per one Preferred Share. These shareholders will also be entitled to dividends on a pari passu basis with that of the Common Stock holders.

19. Convertible Securities

          The Company has insufficient shares of Common Stock authorized to allow for the exercise of stock options or warrants, or allow the conversion of preferred stock. As a result, under EITF 00-19, the Company is required to classify these instruments as liabilities and remeasure the convertible securities at each reporting period end based on fair value. The Company determines the fair value of the convertible securities based on the number of shares common stock into which they are convertible and the current fair value of the common stock on the remeasurement date. Previous to the May 7, 2007 financing and sale of the stores / salons, the fair value of the Common Stock was based in the price paid for a share of the stock closest to the measurement date. The fair value of the Common Stock as of July 1, 2006 was $0.39. The number of common shares into which the convertible securities were convertible was 506,576,690 as of July 1, 2006. As of July 1, 2006, the Company remeasured the convertible securities based on an estimated fair value of approximately $198 million and recorded an unrealized loss of approximately $133 million for the year ended July 1, 2006. After the stores /salons sale and recent financing which included 38.5 billion warrants issued along with the debt, the stock has no longer traded on a regular basis and the trading price does not appear indicative of its fair value. We have used an analytical approach to approximate the true fair value of the shares. The calculated fair value of the shares at June 30, 2007 was $0.00043. The number of common shares into which the convertible securities were convertible was 47,321,960,049 as of June 30, 2007. As of June 30, 2007, the Company remeasured the convertible securities based on an estimated fair value of approximately $20.3 million and recorded an unrealized gain of approximately $206.1 million for the year ended June 30, 2007. Convertible securities will convert back to equity when there are a sufficient number of shares of Common Stock authorized.

20. Subsequent Event

          On July 18, 2007, Laurus exercised warrants to purchase an aggregate of 2,176,159 shares of the Common Stock, $0.001 par value, of the Company in a cashless exercise at a price of $0.01 per share. The terms of the warrants provide that if the fair market value of the common stock is greater than the exercise price, Laurus may exercise the warrant on a cashless exercise basis resulting in an issuance of net shares with no cash payment. The fair market value on the date of the exercise was $0.04 per share. As a result of the cashless exercise, in September 2007, the Company issued 1,632,119 shares of Common Stock to Laurus and will withheld 540,040 shares of Common Stock in satisfaction of the exercise price under the warrant.

21. Selected Quarterly Financial Information (unaudited)

           The following tables summarize the fiscal 2007 and 2006 quarterly results. All prior quarters presented have been restated to reflect discontinued operations as a result of the spa/salons sold on May 7, 2007:

2007	Restated First Quarter	Restated Second Quarter	Restated Third Quarter	Fourth Quarter

Total operating Revenues	$904	$520	$581	$1,591
Income from continuing operations	30,262	48,674	82,073	1,420

Loss from discontinued operations	(6,601)	(3,911)	(22,944)	(6,545)

Net income (loss)	$23,661	$44,763	$59,129	$(5,125)

Income (loss) per share:

Basic

Continuing operations	$1.99	$3.22	$5.11	$0.30

Discontinued operations	(0. 44)	(0. 26)	(1. 43)	(0. 39)

Net income (loss)	1.55	2.96	3.67	(0.09)

Diluted

Continuing operations	$1.99	$3.22	$4.08	$0.25

Discontinued operations	(0.44)	(0.26)	(1.15)	(0.33)

Net income (loss)	1.55	2.96	2.94	(0.08)

	Restated	Restated	Restated	Restated
2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total Operating Revenues	$—	$—	$2,381	$297
Income (loss) from continuing operations	(4,285)	(145,247)	(151,124)	143,009

Loss from discontinued operations	(2,308)	(2,605)	(2,777)	(6,368)

Net income (loss)	$(6,593)	(147,852)	$(153,901)	$136,641

Income (loss) per share:
Basic and diluted
Continuing operations	(0.32)	(9.68)	(10.10)	9.51
Discontinued operations	(0.15)	(0.17)	(0.19)	.42

Net income (loss)	$(0.47)	$(9.85)	$(10.29)	$9.09

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Internal Controls

          Our management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, our Chief Financial Officer / Chief Operating Officer have concluded that the disclosure controls and procedures are not effective for the reasons specified below.

Material Weaknesses

          On November 16, 2007, our independent registered public accounting firm, Amper, Politziner, and Mattia, P.C. (“Amper”) noted in a letter to management, a copy of which was presented to our Board, certain matters involving internal controls that they consider to be material weaknesses and significant deficiencies.

However, Amper was not engaged to perform an audit of our internal controls over financial reporting. Accordingly, Amper has not expressed an opinion on the effectiveness of our internal controls over financial reporting.

          The material weaknesses identified by Amper were (A) inadequate resources in the accounting functions; (B) inadequate controls over computer information; and (C) inadequate anti-fraud program. More specifically, Amper identified among other things, material weaknesses in the processes and procedures associated with our preparation and review of account reconciliations, monitoring of financial results, application of accounting principles, inventory management and valuation, and anti-fraud program. Examples of the issues identified include, among many others, insufficient staffing in the accounting department, failure to reconcile or analyze accounts, lack of effective review of the reconciliations and analysis that are prepared, and no whistle blower hotline.

Remediation of Material Weaknesses

          We have addressed some of the issues raised by Amper. For the year ended June 30, 2007, we have placed a strong emphasis on improving controls, reconciliations, cash management, communication, inventory management, monitoring of financial results, and application of accounting principles. Due to limited capital, accounting resources continued to be an issue. As a result of the sale of the stores / salons, many of the areas of concern will no longer exist in the remaining operations.

          Except as described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) since the beginning of the fiscal year ended June 30, 2007 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The following table sets forth the names and ages of each of our executive officers and directors as of June 30, 2007.

Name	Age	Position

Richard Rakowski	55	Chairman

James O’ Crowley III	53	Chief Executive Officer and Director (1)

Matthew Burris	44	Chief Financial Officer and Chief Operating Officer (2)

Jane Terker	54	Executive Vice President, Chief Marketing Officer and Director (3)

Alan Panzer	46	Director (4)

(1) - Resigned, effective July 1, 2007

(2) - Elected as a Director, effective September 12, 2007

(3) - Resigned as a Director, effective February 19, 2007. Re-elected as a Director, effective September 12, 2007

(4) - Resigned, effective September 12, 2007

Richard Rakowski – Chairman

          Richard Rakowski was Chairman of KAAI from its formation in July 2003. He was Chief Executive Officer of KAAI from November 1, 2004 until March 14, 2007. At that time, he resigned as CEO while maintaining his position as Chairman. He is currently the Founding Principal of Intersection, LLC, a strategy and investment firm specializing in healthcare and renewable energy. He was also a Principal of KCO from March 2002 until March 2007. Prior to joining KCO as a Principal, Richard Rakowski’s career spanned manufacturing, consulting, business development, marketing, entrepreneurship and the Presidency of American Healthways, Inc. (NASDAQ: AMHC) from June 2001 to March 2002. From 1992 until 2001, Mr. Rakowski was a founder of New Paradigm Ventures, a consulting and investment firm in the health-care and food industry market. He was also a partner at Marketing Corporation of America. Mr. Rakowski’s background also includes process control consulting work for Fortune 500 Companies in the U.S. and abroad. He holds a BA from City University of New York.

Matthew Burris – Chief Financial Officer and Chief Operating Officer, Director

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

James O’Crowley III – Chief Executive Officer, President, and Director [Resigned effective, July 1, 2007]

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

Alan Panzer – Director [Resigned effective, September 12, 2007]

          From August 2000 until February 2007, Mr. Panzer served as the President of United States Surgical Corporation and from April 2003 to October 2006, he served as the President of Valleylab, both units of Tyco Healthcare. Mr. Panzer received a BS degree from St. John’s University in 1984.

Board of Directors

          Our directors are elected by our stockholders or by the Board of Directors to fill a vacancy. They serve until the next meeting of our stockholders or until their successors have been duly elected and qualified or until their earlier resignation or removal.

          We presently do not have an audit committee, compensation committee, or nominating committee. We do not have an audit committee charter or a charter governing the nominating process as our management believes that until this point it has been premature at the early stage of our management and business development to form an audit, compensation, or nominating committee. However, the new management plans to form an audit, compensation, and nominating committee in the future. Until these committees are established, these decisions will continue to be made by the Board of Directors. Although the Board of Directors has not established any minimum qualifications for director candidates, when considering potential director candidates, the Board considers the candidate’s character, judgment, skills and experience in the context of the needs of the Company and the Board of Directors.

Director Compensation

          All directors are reimbursed for out-of-pocket expenses in connection with attendance at meetings of the Board of Directors.

Board Meetings

          The Board of Directors met 14 times in fiscal 2007. Each Director attended at least 75% of the aggregate of the total number of meetings of the Board (held during the period for which he has been a director).

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Exchange Act requires certain of the Company’s executive officers, as well as the Company’s directors and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Based solely on the Company’s review of the copies of such reports received by the Company, the Company believes that during the fiscal year ended June 30, 2007 all executive officers, directors and ten percentage beneficial owners of the Company’s equity securities complied with their filing requirements under Section 16(a) for all reportable transactions during the last fiscal year, except that: (i) Matthew Burris did not timely file his Form 4 in connection with an option grant on September 18, 2006; (ii) Carolyn Aversano did not timely file her Form 4 in connection with an option grant on September 18, 2006; (iii) each of Andrew Lipman and Carla Kidd did not timely file their Form 4 in connection with Warrants issued to them on July 11, 2006; (iv) each of Alastair J. Clemow, Alan Panzer and James O’Crowley did not timely file his initial Form 3 stating his beneficial ownership of equity securities in the Company at the time he joined the Board of Directors of the Company; and (v) Alastair J. Clemow did not timely file his Form 4 in connection with an option grant on January 18, 2007.

Code of Conduct

          We have adopted a code of conduct that applies to all of our Directors, officers (including our Chief Executive Officer and Chief Financial Officer) and employees. The code of conduct was filed as Exhibit to our Form 10-SB dated February 10, 2005 and is incorporated herein by reference. Any person who wishes to obtain a copy of the code of conduct may do so by writing to c/o the Chief Financial Officer, Klinger Advanced Aesthetics, Inc., 232 Madison Avenue, Suite 906, New York, NY 10016.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Discussion and Analysis

General Philosophy and Objectives

          We have designed our executive compensation programs to attract, motivate and retain key executives of superior ability. Our main objectives are to reward individuals for their contributions to our performance and provide them with a stake in our long-term success. Compensation programs for our executives are constructed in an effort to reward them, in the short-term, for individual performance and overall corporate performance through a combination of base salary and discretionary bonuses, as well as with a longer term view of enhancing shareholder value by tying a portion of their compensation directly to the performance of our common stock.

General Executive Compensation Process

          Our board of directors reviews and expressly approves the compensation of our executive officers, including each of the named executive officers. No member of our board of directors participates in the determination of his or her compensation. We presently do not have a compensation committee because our management believes that until this point it has been premature at the early stage of our management and business development to form a compensation committee. Our board of directors approves the grant of all stock options to our executive officers, including each of our named executive officers.

Elements of Compensation

The primary elements of our executive compensation are as follows:

•	An annual base salary.

•	Bonus compensation.

•	A long-term incentive component, generally consisting of the grant of stock options.

•	Retirement benefits by virtue of a 401(k) plan which is available generally to all of our employees.

          We do not objectively allocate compensation between currently paid and long-term compensation, or among cash and non-cash compensation. Instead, our board of directors believes that they should be able to maintain our overall objective of attracting, motivating and retaining our key executives while at the same time preserving discretion to increase or decrease variable compensation on a year-to-year basis depending on individual and corporation performance, or, in fact, not to pay any such compensation in any particular year if our board of directors considers that to be appropriate.

Base Salary. Base salary provides an executive with basic compensation, and reflects, in part, the skill, experience, and overall value an individual brings to our business, as well as the individual’s length of service and historic performance. The base salary of our named executive officers other than Mr. Burris and Ms. Terker are awarded in the discretion of our board of directors. The base salary for Mr. Burris and Ms. Terker, as discussed below, is set by the terms of each of their respective employment agreements and our board of directors has retained the discretion to increase those base salary levels in its discretion. Annual reviews are typically made of the base salary of the named executive officers, and annual adjustments made if our board of directors believes any adjustments are necessary. However, when warranted by business considerations, such as profitability, gross margin levels, and/or cash flow considerations, among others, annual increases in base salary may not be made at all. The employment contract for Mr. Burris does provide for an annual cost of living increase.

Bonuses. Cash bonuses for our named executive officers, other than Mr. Burris and Ms. Terker, are awarded on a discretionary basis. These bonuses are not based on any particular performance metric and are discretionary based on a review of each executive officer’s performance during the year. Our board of directors believes that retaining flexibility allows them to consider a number of factors that an objective performance metric may not allow. Cash bonuses will be paid to each of Mr. Burris and Ms. Terker’s based upon the achievement of the performance measures that are set forth in their respective employment agreements. In addition, the employment contract for Mr. Burris provides for a minimum bonus amount each year. Mr. Burris was awarded this minimum cash bonus for 2007. In addition, Mr. Haddad, at the discretion of our board of directors, was also awarded a cash bonus for 2007. We did not award any cash bonus compensation to Mr. Rakowiski, Ms. Terker or Mr. O’Crowley, our former Chief Executive Officer for 2007.

Equity Compensation. We designed the long-term component of our executive compensation to ensure a certain commonality between our executives and our investors. We have in the past utilized stock options as the primary method of providing long-term and equity-based compensation. Grants under our 2006 TrueYou Stock Option Plan, or the 2006 Plan, along with annual bonuses, have been, and continue to be, the primary methods used by us to motivate our executives, and to allow them to participate in the growth of stockholder value through increases in the price of our shares of common stock, and to link their interests with those of our stockholders. The 2006 Plan provides for the grant, in the discretion of our board of directors, non-qualified options, incentive stock options, and stock appreciation rights. Our board of directors may, in connection with the grant of each option or award, establish one or more objective criteria (which may include reference to revenues, margin, profits or other goals) to determine whether the options or awards vest or otherwise will become exercisable, and/or whether any amounts will become payable.

          Other than those disclosed in the executive compensation table, no options or other awards were granted in fiscal 2007 to our executives. Our board of directors considers the grant of options and awards from time to time during the year, and also on an annual basis in connection with the determinations made by our board of directors on overall compensation of our executives.

          In our May 7, 2007 financing a provision for awarding management stock equal to 10% of the company was included. This incentive has not been distributed among management, but will probably be in fiscal 2008.

Perquisites and Other Benefits. We structure our other compensation to provide competitive benefit packages to our executives. We often offer perquisites to certain of our executives. The benefits are used as a retention tool and as a relatively inexpensive method of rewarding our executives, particularly when it is viewed as a part of our overall compensation program that relies in great part on the discretion of our board of directors in assessing individual and corporate performance.

          The only other benefits in which our executives may participate are plans that are generally available to our employees, including health insurance and a 401(k) plan, and do not discriminate in scope, term or operation in favor of our executive officers. We do not offer any of our executives any pension or retirement benefits that are not otherwise enjoyed by our employees in general, including the annual Company contribution to participants’ accounts under our 401(k) plan.

Certain Accounting and Tax Considerations. We are aware that base salary, cash bonuses, stock-based awards, and other elements of our compensation programs generate charges to earnings under generally accepted accounting principles (including as provided in SFAS 123R). We generally do not adjust compensation components based on accounting factors. With respect to tax treatment, we will consider the tax effect of types of compensation, including whether we should structure incentive compensation to secure the deduction for the performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended, or the “Internal Revenue Code.” Section 162(m) denies a deduction for compensation paid to a named executive officer in a taxable year for compensation in excess of $1,000,000 unless such excess amount meets the definition of “performance-based compensation.” It is possible, however, that portions of any future grants or awards may not qualify as “performance-based compensation,” and, when combined with salary and other compensation to a named executive officer, may exceed this limitation in any particular year.

Stock Ownership Guidelines

          We do not have formal stock ownership guidelines for our executive officers or directors. Some of our executive officers have holdings in our common stock, and some have held their shares for several years. We do not have a policy that specifically prohibits our executive officers from hedging the risk of stock ownership in our company; however, based on historical experience, we do not believe that to be a significant risk for our company.

Report of Board of Directors

          The members of our board of directors have reviewed and discussed the Compensation Discussion and Analysis section of this Annual Report on Form 10-K with management. Based on such review and discussion, the members of our board of directors recommended that the Compensation Discussion and Analysis section be included in this Annual Report on Form 10-K with management.

Respectfully,

Richard Rakowski
Matthew Burris
Jane Terker

Executive Compensation

Summary Compensation Table

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

		Annual Compensation		Long-Term Compensation

				No. of Common Stock Underlying Options
Name and Principal Position	Year	Salary	Bonus	TrueYou (1)	KAAI (2)

Richard Rakowski	2007	$—	$—	25,000,000	—
Chairman of the Board and	2006	—	—	—	—
Chief Executive Officer (3)	2005	199,583	—	N/A	—

James O’Crowley	2007	$187,500	$—	—	—
Chief Executive Officer (4)	2006	N/A	N/A	N/A	N/A
	2005	N/A	N/A	N/A	N/A

Matthew Burris	2007	$350,000	$60,000	2,641,368	—
Chief Financial Officer	2006	47,115	—	—	—
	2005	N/A	N/A	N/A	N/A

Jane Terker	2007	$450,000	$—	2,347,882	—
Executive Vice President and	2006	450,000	350,000	—	—
Chief Marketing Officer	2005	216,345	N/A	N/A	150,000

Wade Haddad	2007	$218,750	$25,000	469,577	—
Senior Vice President of Real	2006	185,000	50,000	—	—
Estate and Legal	2005	N/A	N/A	N/A	N/A

(1)	Shares subject to options granted under TrueYou 2006 Stock Option Plan.

(2)	Shares subject to options granted under KAAI 2003 Stock Option Plan.

(3)

Richard Rakowski was Chairman of KAAI from its formation in July 2003. He was Chief Executive Officer of KAAI from November 1, 2004 until March 14, 2007. At that time, he resigned as CEO while maintaining his position as Chairman.

(4) -	Resigned, effective July 1, 2007

2007 GRANTS OF PLAN-BASED AWARDS

       In this table, we provide information concerning each grant of an award made to a named executive officer for the fiscal year ended June 30, 2007. This includes the awards under the 2006 Stock Option Plan.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards				All Other Stock Awards: Number of Securities Underlying SSARs Compensation (#)		Grant Date Fair Value of SSAR Awards ($/sh)
				Estimated Future Payouts Under Equity Incentive Plan Awards(2)			Exercise Price of SSAR Awards ($)

	Grant Date	Threshold Maximum ($)	Target ($)
Name				Threshold Maximum	Target

Richard	9/18/07	—	—	—	8,333,333	—	$.22	$.09
Rakowski					8,333,333	$.30	$.06
					8,333,333	$.35	$.05

Matthew Burris	9/18/07	—	—	—	2,641,368	—	$.22	$.13

Jane Terker	9/18/07	—	—	—	2,347,882	—	$.22	$.13

Wade Haddad	9/18/07	—	—	—	469,577	—	$.22	$.13

Employment Arrangements, Termination of Employment Arrangements and Change in Control Arrangements

          KAAI entered into an Employment Agreement with Jane Terker, effective January 1, 2005, pursuant to which KAAI employed Ms. Terker as the President of our Cosmedicine division. KAAI agreed to pay Ms. Terker a base salary of $450,000 per year. In addition, KAAI agreed to pay Ms. Terker bonuses in the aggregate maximum amount of $550,000 based on achieving certain performance measures. KAAI also granted Ms. Terker an option to purchase 150,000 shares of KAAI’s common stock at an exercise price of $4.00 per share, vesting daily over a period of four years. On September 18, 2006, these options were converted into options to acquire 1,760,912 shares of TrueYou Common Stock with an exercise price per share of $0.22. In addition, on September 18, 2006, the Company granted Ms. Terker an option to purchase 2,347,882 shares of TrueYou Common Stock at an exercise price per share of $0.22. 586,970 of the options vested on the date of grant. The remaining 1,760,912 options vest over a period of three years. KAAI also agreed that based on the EBITDA contributed by the sale of the Cosmedicine products, it will grant Ms. Terker additional options to purchase up to 160,000 shares of KAAI’s common stock. If Ms. Terker is terminated without “cause”, or if Ms. Terker terminates the agreement for “good reason” (each as defined in the agreement) we will be required to pay Ms. Terker her accrued and unpaid base salary plus six months’ salary. In addition, a portion of her unvested options will vest.

          On June 1, 2006, TrueYou entered into a Separation Agreement and Mutual Release with John Higgins, former president of TrueYou, pursuant to which Mr. Higgins resigned as an officer and director of the TrueYou and its subsidiaries effective June 30, 2006. The Separation Agreement provided, among other things, that (i) TrueYou pay Mr. Higgins his base salary for a period of twelve months following June 30, 2006 with such payments to be reduced by any compensation he receives from any subsequent employer, (ii) Mr. Higgins will retain 200,000 options to purchase the common stock of KAAI, such options to be exercised within three years from June 30, 2006 or two years after such options are exchanged into options of TrueYou, whichever is later.

          On April 24, 2006, TrueYou entered into an Employment Agreement with Matthew Burris to serve as Executive Vice President, Chief Financial Officer and Chief Operating Officer of TrueYou and each of its subsidiaries. Pursuant to the Employment Agreement, Mr. Burris is entitled to receive a base salary of $350,000 per year with annual review for increase. In addition, Mr. Burris is eligible to receive an annual incentive bonus, which is targeted at 60% of his Base Salary, provided, however, that Mr. Burris will receive a minimum annual bonus payment of $60,000 per year, payable at the beginning of July of each calendar year during the employment term. In addition, the Company will, on an annual basis, commencing with the fiscal year beginning July 1, 2006, review Mr. Burris’ performance, and in the sole and absolute discretion of the Company, pay Mr. Burris a bonus of up to $150,000. In connection with his employment, Mr. Burris, in accordance with the terms and conditions of the stock incentive plan adopted by TrueYou, was granted options on September 18, 2006 to purchase 2,641,368 shares of Common Stock of TrueYou, at an exercise price of $0.22 per share, of which options to purchase 293,485 shares of Common Stock were immediately exercisable upon such grant and the remainder of which vest quarterly over the 3 year period following such grant.

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

          On December 29, 2006, our board of directors elected James O’Crowley to serve as a member of the board of directors and Mr. O’Crowley was then elected by the board of directors as President of TrueYou. TrueYou agreed to pay Mr. O’Crowley a base salary of $375,000 per year. On March 14, 2007, Mr. O’Crowley was appointed as Chief Executive Officer of the Company.

          On June 21, 2007, TrueYou entered into a Separation Agreement and Mutual Release with Mr. O’Crowley, pursuant to which Mr. O’Crowley resigned as Chief Executive Officer, President, and director of TrueYou and its subsidiaries effective July 1, 2007. The Separation Agreement provided, among other things, that (i) TrueYou pay Mr. O’Crowley his base salary for a period of three months following July 1, 2007. (ii) In accordance with understandings with its lenders in connection with its refinancing implemented on May 7, 2007, management of the Company may receive up to 10% of the equity of the Company. The Company agrees that when, as, and if granted or issued to management of the Company, Mr. O’Crowley shall be given the election to receive one-tenth of the total of 10% (or 1% of the equity of the Company)

when, as, and if and on no less beneficial terms than the terms and conditions as granted or issued to management of the Company. (iii) For a period terminating on the earlier of (a) 18 months from September 30, 2007 or (b) such date as Mr. O’Crowley becomes eligible to participate in the medical benefits program of another entity, the Company will pay towards the premiums for insurance continuation pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”).

Option/SAR Grants in Last Fiscal Year

          The Company granted stock options to its executive officers under TrueYou’s 2006 Stock Option Plan. A total of 80,301,262 options were granted under this plan during the year ended June 30, 2007. As of June 30, 2007, options to purchase a total of 72,909,731 shares were outstanding under TrueYou’s 2006 Stock Option Plan, and a total of 32,090,269 shares remained available for grant under this plan.

Aggregated Option/SAR Exercises in the Last Fiscal Year and Fiscal Year-End Option/SAR Values

          During fiscal year 2007, no options were exercised by our named executive officers. The following table sets forth the number of shares of TrueYou’s common stock underlying unexercised stock options granted to each of our Named Executive Officers and the number and value of unexercised options held by each of the Named Executive Officers at June 30, 2007:

Name	Shares Acquired on Exercise	Value Realized	Number of Shares of Common Stock Underlying Unexercised Options/SARs at June 30, 2007 Exercisable Unexercisable		Value of Unexercised In-The-Money Options/SARS at June 30, 2007(1) Exercisable Unexercisable

Richard Rakowski	0	$0	25,000,000	0	$—	$—
James O’Crowley	—	—	—	—	—	—
Matthew Burris	0	0	660,342	1,981,026	—	—
Jane Terker	0	0	1,687,540	2,421,253	—	—
Wade Haddad	0	0	117,394	352,183	—	—

(1)	Represents aggregate excess of market value of the shares under options as of July 1, 2006 over the exercise price of the options.

Stock-Based Incentive Plans

Stock Options

          On September 18, 2006, the Company adopted a new 2006 TrueYou stock option plan as an alternative to the KAAI 2003 Stock Option Plan and the exchange of the existing KAAI options with new TrueYou options to purchase Common Stock of the Company. The Stock Option Plan allows the Company to grant nonqualified stock options to employees, vendors and contractors that have affiliations with the Company.

          Under the TrueYou 2006 Stock Option Plan, the Company is authorized to issue options to acquire 105,000,000 shares of common stock of TrueYou for a term not to exceed ten years from the date of grant.

          The KAAI 2006 Stock Option Plan contains restrictions on transferability, time of exercise, exercise price and on disposition of any shares acquired through exercise of the options. Stock options are granted at not less than fair market value, which is determined as of the grant date utilizing the Black-Scholes Option

Pricing Model. The Board of Directors determines the TrueYou 2006 Stock Option Plan participants and establishes the terms and conditions of each option.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following table sets forth certain information with respect to the beneficial ownership of the equity of the Company as of June 30, 2007:

•	each securityholder known by TrueYou to be the beneficial owner of more than 5% of the Company’s outstanding securities;

•	each of our directors and Named Executive Officers; and

•	all directors and Named Executive Officers as a group.

          Unless otherwise specified, the address of each of the persons set forth below is in care of TrueYou.Com in care of Cosmedicine Companies, 232 Madison Ave., Suite 906, New York, NY 10016.

          Beneficial ownership is calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. For purposes of this table except as otherwise specified in the footnotes: (i) shares subject to stock options, warrants or convertible securities are considered beneficially owned only to the extent currently exercisable or exercisable within 60 days after June 30, 2007, (ii) all outstanding shares of Series B Preferred Stock and Series E Preferred Stock (as the substantial equivalent of Common Stock) are assumed to have been converted into Common Stock and (iii) the outstanding shares of Series B Preferred Stock and Series E Preferred Stock (as the substantive equivalent of Common Stock) are deemed to be outstanding for the purpose of computing the percentage of the underlying shares of Common Stock by all holders listed below.

Name and Address of Beneficial Owner	Amount and Nature Beneficial Ownership		Percent of Common Stock

5% Beneficial Owners
Laurus Master Fund, Ltd. 335 Madison Avenue New York, NY 10017	1,632,119	(1)	9.99	% (1)

Directors & Named Executive Officers
Richard Rakowski	27,074,149	(2)	*
Jane Terker	4,108,793	(3)	*
Matthew Burris	2,641,368	(4)	*
James O’Crowley	0		*
Alan Panzer	0		*
All Directors and Executive Officers as a group (5 persons)	0		*

*	Less than 1%

(1)

Based in part on a Schedule 13G filed by the securityholder on February 12, 2007. To the Company’s knowledge, the securityholder beneficially owns: (i) 1,632,119 shares of Common Stock, (ii) 37,351,824 shares of Common Stock underlying a warrant issued to the securityholder in June 2006 which is subject to an issuance limitation prohibiting the securityholder from exercising those securities to the extent that such exercise would result in beneficial ownership by the securityholder of more than 4.99% of the shares of Common Stock then issued and outstanding unless the securityholder provides notice to the Company of not less than 61 days (the “4.99% Issuance Limitation”), (iii) 11,145,000 shares of Common Stock underlying a warrant issued to the securityholder in July 2006 which is subject to the 4.99% Issuance Limitation, (iv) 10,000,000 shares of Common Stock underlying a warrant issued to the securityholder in December 2006 which is subject to an issuance limitation prohibiting the securityholder from exercising those securities to the extent that such exercise would result in beneficial ownership by the securityholder of more than 9.99% of the shares of Common Stock then issued and outstanding unless the securityholder provides notice to the Company of not less than 61 days (the “9.99% Issuance Limitation”) and (v) 38,519,644,173 shares of Common Stock underlying warrants issued to the securityholder in May 2007 which are subject to the 9.99% Issuance Limitation. The Company is obligated to issue to Laurus an additional warrant to purchase 8,750,000 shares of Common Stock that will also be subject to the 9.99% Issuance Limitation.

(2)

Consists of (i) 200.059 shares of Series B Preferred Stock issued and outstanding, which are convertible into 2,000,590 shares of Common Stock, (ii) 7.3559 shares of Series B Preferred Stock into which a Series B Preferred Warrant is currently exercisable and (iii) Options to purchase 25,000,000 shares of Common Stock, which are currently exercisable, subject to the Authorized Shares Increase. Does not include 3,798,534 shares of Common Stock underlying December 2006 Warrants that contain the 4.99% Issuance Limitation, of which Mr. Rakowski is required to return to the Company Warrants to purchase 3,541,666 shares of Common Stock. Pursuant to an Amended and Restated Share Transfer Agreement, dated December 20, 2005, among the Company, L Capital and certain other stockholders signatory thereto (the “Share Transfer Agreement”), if certain specified events such as a liquidation, sale of substantially all of the assets of the Company or a public offering result in L Capital achieving an internal rate of return on its investment of less than 25% with respect to its investment in the Company, then a number of these shares shall be delivered to L Capital such that when combined with the value of other shares of the capital stock of the Company owned by L Capital would provide L Capital with an internal rate of return on its investment of 25%.

(3)

Consists of Options to purchase 4,108,793 shares of Common Stock, of which 1,687,540 options are currently exercisable, subject to the Authorized Shares Increase, and the remaining 2,421,253 options are unvested.

(4)

Consists of Options to purchase 2,641,368 shares of Common Stock, of which 660,342 options are currently exercisable, subject to the Authorized Shares Increase, and the remaining 1,981,026 options are unvested.

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

L Capital Consulting Services Agreement

          On November 25, 2003 KAAI entered into a Consulting Services Agreement with L Capital pursuant to which L Capital performed consulting services for KAAI. Under the Agreement, KAAI was required to pay L Capital an annual consulting fee, payable in quarterly installments in arrears, equal to the higher of (a) $445,000 and (b) 1% of our gross revenues plus $20,000 for such year. As of May 7, 2007 and July 1, 2006, there were accrued and unpaid consulting fees to L Capital of approximately $876,841. Concurrent with the May 7, 2007 financing, L Capital forgave $876,841 in accrued management fees previously included in the Company’s Condensed Consolidated Balance Sheet. As a result, the Company has recorded the forgiven management fee as a capital contribution in its Consolidated Balance Sheet as of June 30, 2007.

          On December 20, 2005, we terminated the Consulting Agreement with L Capital, and in accordance with this Agreement were obligated to pay all accrued and unpaid consulting fees within one year of termination. On December 19, 2006 a new agreement was signed which deferred this payment until (a) the $25.0 million in principal, along with the related interest of our senior debt issued on July 6, 2006 to Laurus Master Fund Ltd. has been paid, (b) the $10.0 million in principal, along with the related interest of our subordinated debt issued on July 11, 2006 had been paid and (c) the $4.0 million in principal, along with the related interest of senior subordinated debt issued on December 22, 2006 has been paid. Upon the occurrence of all of the preceding, all accrued management fees would have been due and payable.

KCO Advisory Services Agreement

          On November 25, 2003 KAAI entered into an Advisory Services Agreement with KCO pursuant to which KCO performed advisory services for the Company. Under the Agreement KAAI was required to pay KCO an annual advisory fee, payable in quarterly installments in arrears, equal to the higher of (a) $425,000 and (b) 1% of our gross revenues for such year. As of May 7, 2007 and July 1, 2006, there were accrued and unpaid consulting fees to KCO of approximately $837,433. Concurrent with the May 7, 2007 financing, KCO forgave $837,433 in accrued management fees previously included in the Company’s Condensed Consolidated Balance Sheet. As a result, the Company has recorded the forgiven management fee as a capital contribution in its Consolidated Balance Sheet as of June 30, 2007.

          On December 20, 2005 we terminated the Advisory Agreement with KCO and in accordance with this Agreement were obligated to pay all accrued and unpaid advisory fees within one year of termination. On December 19, 2006 a new agreement was signed which deferred this payment until (a) the $25.0 million in principal, along with the related interest of our senior debt issued on July 6, 2006 to Laurus Master Fund Ltd. has been paid, (b) the $10.0 million in principal, along with the related interest of our subordinated debt issued on July 11, 2006 has been paid and (c) the $4.0 million in principal, along with the related interest of senior subordinated debt issued on December 22, 2006 has been paid. Upon the occurrence of all of the preceding, all accrued management fees would have been due and payable.

Loans by Affiliates of Pequot

          Affiliates of Pequot, who are collectively holders of more than 5% of the Common Stock of the Company, hold 7 year warrants with an exercise price of $.01 per share, to purchase an aggregate of 14,654,807 shares of the Common Stock of the Company which warrants were received in connection with the $5.2 million Subordinated Debt financing on July 11, 2006 and the $4.8 Million Subordinated Debt financing on May 9, 2006 in which such affiliates loaned the Company an aggregate of $2,312,903. Such affiliates also loaned monies to and received securities of KAAI as described in Item 1 of this Report. All of such securities have been converted into securities of TrueYou under the Share Exchange Agreement.

          On May 7, 2007, affiliates of Pequot exchanged their indebtedness for shares of a newly created Series E Convertible Preferred Stock of the Company.

Loans by Klinger Investments

          Klinger Investments, LLC, an entity owned by William J. Kidd, the spouse of Carla G. Kidd, the sole Manager of Seapine Investments, LLC, a holder of more than 5% of the Common Stock of the Company and a 50% owner of Kidd & Company, LLC, loaned the Company $2,275,269 as part of the July 11, 2006 $5.2 million Subordinated Debt financing and May 9, 2006 $4.8 million Subordinated Debt financing and $650,000 in the $4 million December 22, 2006 Senior Subordinated financing and received 7 year warrants with an exercise price of $.001 per share to purchase an aggregate of 14,416,354 shares of Common Stock and 7 year warrants to purchase an aggregate of 2,904,762 shares of Common Stock. According to the terms of the agreement, since the Laurus $1 million Senior Subordinated Loan was not repaid by April 30, 2007, warrants to purchase 2,708,374 shares will be returned by Klinger Investments to the Company for cancellation.

          On May 7, 2007, Klinger Investments, LLC exchanged its indebtedness for shares of a newly created Series E Convertible Preferred Stock of the Company.

Loans by Laurus Master Fund Ltd.

          Laurus had loaned the Company $25,000,000 as Senior Secured Debt and $1 million as Senior Subordinated Secured Debt as described in this Report and received 10 year warrants with an exercise price of $.01 per share to purchase a total of 50,885,093 shares of Common Stock and 7 year warrants with an exercise price of $.001 per share to purchase a total of 10,000,000 shares of Common Stock. According to the terms of the agreement, since the $1,000,000 Senior Subordinated Secured Debt was not repaid by April 30, 2007, the Company is required to issue an additional 8,750,000 warrants to Laurus. In addition, since prior to the 14th month anniversary of June 30, 2006, the Company’s obligations to Laurus under the Senior Secured Debt had been reduced to $12,500,000 or less, warrants to Laurus to purchase 6,839,394 shares of Common Stock will be automatically cancelled and terminated and since at such time the Company’s obligations had been reduced to zero, then warrants to purchase an additional 6,693,875 shares of Common Stock will also be cancelled. As a result of the May 7, 2007 refinancing discussed below, the Company will cancel the combined 13,533,269 warrants held by Laurus, due to the prepayment.

          On May 7, 2007, the Company repaid the $25.0 million debt to Laurus as part of the Senior Debt financing and an additional $3.8 million default penalty which was incurred in the fiscal quarter ended March 31, 2007.

Richard Rakowski

Loans

          Richard Rakowski, the Chairman and former Chief Executive Officer of the Company, loaned the Company $850,000 as part of the Senior Subordinated Debt financing on December 22, 2006 and received 7 year warrants with an exercise price of $.001 per share to purchase 3,798,534 shares of Common Stock.

According to the terms of the agreement, since the Laurus $1 million Senior Subordinated Secured Loan was not repaid by April 30, 2007, warrants to purchase 3,541,666 shares of Common Stock will be returned to the Company for cancellation by Mr. Rakowski. Mr. Rakowski had also personally guaranteed certain obligations of the Company. As of June 30, 2007 these guarantees no longer exist as the related letters of credit have expired.

          On May 7, 2007, in connection with the Laurus financing, Mr. Rakowski exchanged his indebtedness for shares of a newly created Series E Convertible Preferred Stock of the Company.

Consulting Agreement

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

Loans by Andrew Lipman

          Andrew D. Lipman, a former Director, loaned the Company $150,000 in the July 11, 2006 $5.2 million Subordinated Debt Financing and received 7 year warrants with an exercise price of $.001 per share to purchase 950,416 shares of Common Stock and loaned the Company $200,000 in the December 22, 2006 Senior Subordinated financing and received 7 year warrants with an exercise price of $.001 per share to purchase 893,773 shares of Common Stock. According to the terms of the agreement, since the Laurus $1 million Senior Subordinated Secured Loan was not repaid by April 30, 2007, warrants to purchase 833,334 shares of Common Stock will be returned to the Company for cancellation by Mr. Lipman. Mr. Lipman loaned the Company a combined $250,000 in the combined $4.0 million Secured Demand Note financings completed on March 16, 2007 and March 27, 2007.

          On May 7, 2007, Mr. Lipman exchanged his indebtedness from the July 11, 2006 and December 22, 2006 financings for shares of a newly created Series E Convertible Preferred Stock of the Company.

Sephora

          Sephora, with whom the Company has a strategic relationship, is a subsidiary of LVMH. L Capital Management SAS, which manages and represents L Capital, is also a subsidiary of LVMH, and as a result L Capital Management SAS and Sephora are affiliates. The Company’s decision to enter into a contract with Sephora was made independent of its relationship with L Capital. The Company recorded revenues of $3.4 million and $2.7 million for the years ended June 30, 2007 and July 1, 2006, respectively. As of June 30, 2007 the Company had a $0.3 million receivable balance from Sephora which is included in Accounts receivable, net in the Condensed Consolidated Balance Sheet.

Pyle Group

          On April 23, 2004, the Company executed a note to the Pyle Group for $1.0 million due on April 23, 2007. The note was issued to the Pyle Group as part of the acquisition consideration to purchase the assets of Georgette Klinger Inc. The Company is obligated for 5% interest annually through the term of the note. All interest is compounded annually and payable quarterly. As of June 30, 2005, the note was reissued to Judith

Pyle in the amount $.5 million and Thomas Pyle in the amount $.5 million, individually under the same terms.

          On May 7, 2007, the notes payable to Judith and Tom Pyle were converted into shares of a newly created Series E Convertible Preferred Stock of the Company.

          The Company has an existing application service provider contract with the Pyle Group. Services include troubleshooting of the Company’s Millennium software program used to record revenue and inventory activity. Fees under the contact are $0.2 million per year. As a result of the store / salons sale on May 7, 2007, the Millennium software program will not be used for transactions after April 1, 2007. The Company has recorded a charge of $0.1 million to expense the remaining liability under this contract.

Other

          Reference is also made to the agreements and transactions with the management of the Company described in Item 11 of this Report and the compensatory arrangements referred to therein and the information contained in Item 12 and 13 of this Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

          Our independent public accounting firm for the fiscal years ended June 30, 2007 and July 1, 2006 was Amper, Politziner & Mattia, P.C. (“Amper”). Services provided to us by Amper for each of the fiscal years are described below (dollars in thousands).

	2007	2006

Audit fees	$327	$775
Audit-Related fees	—	151
Tax fees	—	—
All other fees	—	—

Total	$327	$926

     Audit related fees in 2006 include fees related to the restatement and filing of the Form S-1.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statement Schedules:

All schedules have been omitted because they are not applicable, not required or the information is included elsewhere in the Consolidated Financial Statements or Notes thereto.

2.	Exhibits: (see accompanying Exhibit Index included after the signature page of this Report for a list of exhibits filed or furnished with or incorporated by reference in this Report).

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 20, 2007.

TRUEYOU.COM INC.

Date: November 20, 2007	By:	/S/ Matthew Burris

Matthew Burris
Chief Financial Officer / Chief Operating Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on November 20, 2007 on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Richard Rakowski

Richard Rakowski	Chairman, Director	November 20, 2007

/s/ Matthew Burris	Chief Financial Officer / Chief

Matthew Burris	Operating Officer and Director

	(Principal Executive Financial and Accounting Officer)	November 20, 2007

/s/ Jane Terker	Executive Vice President, Chief

Jane Terker	Marketing Officer and Director	November 20, 2007

EXHIBIT INDEX

Exhibit No.	Description

2.1	Share Exchange Agreement, dated December 20, 2005 by and among the Company and certain shareholders of KAAI. (1)

3.1	Certificate of Incorporation of the Company. (2)

3.2	Certificate of Amendment to Certificate of Incorporation of the Company, dated April 7, 1999. (2)

3.3	Certificate of Designation of Series A Preferred Stock, dated July 13, 2004. (2)

3.4	Certificate of Designation of Series B Preferred Stock, dated December 20, 2005. (1)

3.5	Certificate of Designation of Series C Preferred Stock, dated December 20, 2005. (1)

3.6	Certificate of Designation of Series D Preferred Stock, dated December 20, 2005. (1)

3.7	Certificate of Designation of Series E Preferred Stock, dated December 20, 2005. (11)

3.8	By-Laws of the Company (2).

10.1	Retail Alliance Agreement, dated December 2004, between KAAI and Sephora USA, LLC. (1)

10.2	Employment Agreement, dated January, 1, 2005, between KAAI and Jane Terker. (1)

10.3	Consulting Agreement, dated April 4, 2006 between Klinger Advanced Aesthetics, Inc., Mark Potter and Atlantis Laboratories, Inc. (3)

10.4	Formula Agreement, dated April 4, 2006 between Klinger Advanced Aesthetics, Inc., Mark Potter, Atlantis Laboratories, Inc. and JPMorgan Chase Bank, N.A., as Escrow Agent. (3)

10.5	Promissory Note, dated April 4, 2006, issued by Mark Potter and Atlantis Laboratories, Inc. to Klinger Advanced Aesthetics, Inc. (3)

10.6	Deed of Trust, Assignment of Rents and Security Agreement, dated April 4, 2006, between Mark Potter and Donald O. Walsh, as Trustee. (3)

10.7	Construction Loan Agreement, dated April 4, 2006, between Klinger Advanced Aesthetics, Inc., Mark Potter and Atlantis Laboratories, Inc. (3)

10.8	Construction Loan Promissory Note, dated April 4, 2006, issued by Mark Potter and Atlantis Laboratories, Inc. to Klinger Advanced Aesthetics, Inc. (3)

10.9	Construction Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, dated April 4, 2006, between Mark Potter and Donald O. Walsh, as Trustee. (3)

Exhibit No.	Description

10.10	Employment Agreement dated April 24, 2006 between the Company and Mathew Burris. (4)

10.11	Securities Purchase Agreement dated as of June 30, 2006, by and between the Company and Laurus Master Fund, Ltd. (5)

10.12	Secured Term Note dated as of June 30,2006, issued by the Company to Laurus Master Fund, Ltd. (5)

10.13	The Company and Certain of its Subsidiaries Master Security Agreement dated June 30, 2006 in favor of Laurus Master Fund, Ltd. (5)

10.14

Stock Pledge Agreement dated as of June 30, 2006, among Laurus Master Fund, Ltd., the Company, Klinger Advanced Aesthetics, Inc., Advanced Aesthetics Sub, Inc., Advanced Aesthetics, LLC, Anushka PBG, LLC, Anushka Boca, LLC and Wild Hare, LLC. (5)

10.15

Intellectual Property Security Agreement dated as of June 30, 2006, by the Company, Klinger Advanced Aesthetics, Inc., Klinger Advanced Aesthetics, Inc., Klinger Advanced Aesthetics, LLC and Advanced Aesthetics, LLC, in favor of Laurus Master Fund, Ltd. (5)

10.16

Subsidiary Guarantee dated June 30, 2006, by Klinger Advanced Aesthetics, Inc., Advanced Aesthetics Sub, Inc., Advanced Aesthetics, LLC, Klinger Advanced Aesthetics, LLC, Anushka PBG, LLC, Anushka Boca, LLC, Wild Hare, LLC, Dischino Corporation, Anushka PGA Acquisition Sub, LLC, Anushka Boca Acquisition Sub, LLC and Wild Hare Acquisition Sub, LLC in favor of Laurus Master Fund, Ltd. (5)

10.17	Registration Rights Agreement dated as of June 30, 2006, by and between the Company and Laurus Master Fund, Ltd. (5)

10.18	Common Stock Purchase Warrant issued by the Company to Laurus Master Fund, Ltd. (5)

10.19	Common Stock Purchase Warrant issued by the Company to Laurus Master Fund, Ltd. (5)

10.20	Common Stock Purchase Warrant issued by the Company to Laurus Master Fund, Ltd. (5)

10.21	Letter Agreement dated June 30, 2006, between the Company and Laurus Master Fund Ltd in connection with the Warrants. (5)

10.22

Amended and Restated Loan Agreement dated as of July 11, 2006, by and among TrueYou.Com, Inc. and Klinger Investments LLC, Pequot Healthcare Fund, L.P., Pequot Healthcare Offshore Fund, Inc., Premium Series PCC Limited — Cell 32, Pequot Diversified Master Fund, Ltd., Pequot Healthcare Institutional Fund, L.P., North Sound Legacy Institutional Fund LLC, and North Sound Legacy International Ltd. (6)

10.23

Loan Agreement dated as of July 11, 2006, by and among TrueYou.Com, Inc. and Klinger Investments LLC, Pequot Healthcare Fund, L.P., Pequot Healthcare Offshore Fund, Inc., Premium Series PCC Limited - Cell 32, Pequot Diversified Master Fund, Ltd., Pequot Healthcare Institutional Fund, L.P., North Sound Legacy Institutional Fund LLC, North Sound Legacy International Ltd., Technology Investment Capital Corp., Andrew D. Lipman and Jon Lauck. (6)

Exhibit No.	Description

10.24

Amended and Restated Subordinated Promissory Note dated July 11, 2006, issued by TrueYou.Com, Inc. to Klinger Investments LLC, Pequot Healthcare Fund, L.P., Pequot Healthcare Offshore Fund, Inc., Premium Series PCC Limited - Cell 32, Pequot Diversified Master Fund, Ltd., Pequot Healthcare Institutional Fund, L.P., North Sound Legacy Institutional Fund LLC and North Sound Legacy International Ltd. (6)

10.25

Subordinated Promissory Note dated July 11, 2006, issued by TrueYou.Com, Inc. to and Klinger Investments LLC, Pequot Healthcare Fund, L.P., Pequot Healthcare Offshore Fund, Inc., Premium Series PCC Limited - Cell 32, Pequot Diversified Master Fund, Ltd., Pequot Healthcare Institutional Fund, L.P., North Sound Legacy Institutional Fund LLC, North Sound Legacy International Ltd., Technology Investment Capital Corp., Andrew D. Lipman and Jon Lauck. (6)

10.26

Subordination Agreement dated as of July 11, 2006, by and among Klinger Investments LLC, Pequot Healthcare Fund, L.P., Pequot Healthcare Offshore Fund, Inc., Premium Series PCC Limited - Cell 32, Pequot Diversified Master Fund, Ltd., Pequot Healthcare Institutional Fund, L.P., North Sound Legacy Institutional Fund LLC, North Sound Legacy International Ltd., Technology Investment Capital Corp., Andrew D. Lipman and Jon Lauck and Laurus Master Fund, Ltd, and acknowledged and agreed to by TrueYou.Com, Inc. (6)

10.27

Form of Common Stock Purchase Warrant issued by TrueYou.Com, Inc to each of Klinger Investments LLC, Pequot Healthcare Fund, L.P., Pequot Healthcare Offshore Fund, Inc., Premium Series PCC Limited - Cell 32, Pequot Diversified Master Fund, Ltd., Pequot Healthcare Institutional Fund, L.P., North Sound Legacy Institutional Fund LLC, North Sound Legacy International Ltd., Technology Investment Capital Corp., Andrew D. Lipman and Jon Lauck. (6)

10.28

Form of Letter Agreement between TrueYou.Com, Inc. and Klinger Investments LLC, Pequot Healthcare Fund, L.P., Pequot Healthcare Offshore Fund, Inc., Premium Series PCC Limited - Cell 32, Pequot Diversified Master Fund, Ltd., Pequot Healthcare Institutional Fund, L.P., North Sound Legacy Institutional Fund LLC, North Sound Legacy International Ltd., Technology Investment Capital Corp., Andrew D. Lipman and Jon Lauck, in connection with the warrants.(6)

10.29	The TrueYou.Com Inc. 2006 Stock Incentive Plan. (7)

10.30	Subordinated Securities Purchase Agreement dated December 22, 2006 between the Company and Laurus Master Fund, Ltd. (8)

10.31

Subordination Agreement dated December 22, 2006, by and among Klinger Investments LLC, Pequot Healthcare Fund, L.P., Pequot Healthcare Offshore Fund, Inc., Premium Series PCC Limited - Cell 32, Pequot Diversified Master Fund, Ltd., Pequot Healthcare Institutional Fund, L.P., North Sound Legacy Institutional Fund LLC, North Sound Legacy International Ltd., Technology Investment Capital Corp., Jon Lauck, Vicis Capital Master Fund LLC, Klinger Investments LLC, Andrew D. Lipman, Richard Rakowski, Gerard DeBiasi, James Benedict, Dan Richardson, Amal Devani, CSFN I LLC, John Brugmann and Laurus Master Fund, Ltd. (8)

10.32	Subordinated Secured Term Note dated December 22, 2006 issued by the Company to Laurus Master Fund, Ltd. (8)

Exhibit No.	Description

10.33

Reaffirmation, Ratification and Amendment Agreement dated December 22, 2006 by and between the Company, Klinger Advanced Aesthetics, Inc., Advanced Aesthetics Sub, Inc., Advanced Aesthetics, LLC, Klinger Advanced Aesthetics, LLC, Anushka PBG, LLC, Anushka Boca LLC, Wild Hare LLC, Dischino Corporation, Anushka PBG Acquisition Sub, LLC, Anushka Boca Sub, LLC, Wild Hare Acquisition Sub LLC and Laurus Master Fund, Ltd. (8)

10.34	Amended and Restated Registration Rights Agreement dated December 22, 2006, by and between TrueYou.com Inc. and Laurus Master Fund, Ltd. (8)

10.35	Letter Agreement dated December 22, 2006 between the Company and Laurus Master Fund, Ltd. (8)

10.36	Common Stock Purchase Warrant dated December 22, 2006 issued by TrueYou.com Inc. to Laurus Master Fund, Ltd. (8)

10.37

Loan Agreement dated December 22, 2006 among the Company and Vicis Capital Master Fund LLC, Klinger Investments LLC, Andrew D. Lipman, Richard Rakowski, Gerard DeBiasi, James Benedict, Dan Richardson, Amal Devani, CSFN I LLC and John Brugmann.(8)

10.38

Registration Rights Agreement dated December 22, 2006 among the Company and Vicis Capital Master Fund LLC, Klinger Investments LLC, Andrew D. Lipman, Richard Rakowski, Gerard DeBiasi, James Benedict, Dan Richardson, Amal Devani, CSFN I LLC and John Brugmann.(8)

10.39

Senior Subordinated Lenders Side Warrant Letter dated December 22, 2006 among the Company, Klinger Investments LLC, Vicis Capital Master Fund LLC, Andrew D. Lipman, Richard Rakowski, Gerard DeBiasi, James Benedict, Dan Richardson, Amal Devani, CSFN I LLC and John Brugmann.(8)

10.40

Senior Subordinated Promissory Note dated December 22, 2006 issued by the Company to Vicis Capital Master Fund LLC, Klinger Investments LLC, Andrew D. Lipman, Richard Rakowski, Gerard DeBiasi, James Benedict, Dan Richardson, Amal Devani, CSFN I LLC and John Brugmann.(8)

10.41

Form of Common Stock Purchase Warrant dated December 22, 2006 issued by TrueYou.Com, Inc to each of Vicis Capital Master Fund LLC, Klinger Investments LLC, Andrew D. Lipman, Richard Rakowski, Gerard DeBiasi, James Benedict, Dan Richardson, Amal Devani. and John Brugmann.(8)

10.42	Notice of Default and Acceleration from Laurus Master Fund, Ltd. dated March 8, 2007. (9)

10.43	Secured Demand Note issued by TrueYou.Com Inc. in the sum of $1,125,000 to North Sound Legacy International Ltd. dated March 16, 2007. (10)

10.44	Secured Demand Note issued by TrueYou.Com Inc. in the sum of $375,000 to North Sound Legacy Institutional Fund LLC dated March 16, 2007. (10)

10.45	Secured Demand Note issued by TrueYou.Com Inc. in the sum of $1,125,000 to North Sound Legacy International Ltd. dated March 27, 2007. (10)

10.46	Secured Demand Note issued by TrueYou.Com Inc. in the sum of $375,000 to North Sound Legacy Institutional Fund LLC dated March 27, 2007. (10)

Exhibit No.	Description

10.47	Secured Demand Note issued by TrueYou.Com Inc. in the sum of $375,000 to Seapine Investments, LLC dated March 16, 2007. (10)

10.48	Secured Demand Note issued by TrueYou.Com Inc. in the sum of $125,000 to Andrew D. Lipman dated March 16, 2007. (10)

10.49	Secured Demand Note issued by TrueYou.Com Inc. in the sum of $375,000 to Seapine Investments, LLC dated March 27, 2007. (10)

10.50	Secured Demand Note issued by TrueYou.Com Inc. in the sum of $125,000 to Andrew D. Lipman dated March 27, 2007. (10)

10.51

Intercreditor and Collateral Agency Agreement dated March 16, 2007 among Laurus Master Fund, Ltd., North Sound Legacy International Ltd., North Sound Legacy Institutional Fund LLC, Andrew D. Lipman and Seapine Investments LLC. (10)

10.52

Amended and Restated Intercreditor and Collateral Agency Agreement dated March 27, 2007 among Laurus Master Fund, Ltd., North Sound Legacy International Ltd., North Sound Legacy Institutional Fund LLC, Andrew D. Lipman and Seapine Investments LLC. (10)

10.53

Form of Unconditional Guaranty and Security Agreement of TrueYou subsidiaries to North Sound Legacy International Ltd., North Sound Legacy Institutional Fund LLC, Andrew D. Lipman and Seapine Investments LLC. (10)

10.54	Amended and Restated Securities Purchase Agreement dated as of May 4, 2007, including disclosure schedules, between Laurus Master Fund, Ltd. and TrueYou.Com Inc. (11)

10.55	Amended and Restated Secured Term Note dated as of May 4, 2007 between Laurus Master Fund, Ltd. and TrueYou.Com Inc. (11)

10.56	Laurus Master Fund, Ltd. Common Stock Purchase Warrant to purchase 9,245,236,880 shares of Common Stock dated May 4, 2007. (11)

10.57	Laurus Master Fund, Ltd. Common Stock Purchase Warrant to purchase 29,276,583,452 shares of Common Stock dated as of May 4, 2007. (11)

10.58	Registration Rights Agreement between TrueYou.Com Inc. and Laurus Master Fund, Ltd. dated as of May 4, 2007. (11)

10.59

Reaffirmation, Ratification and Amendment Agreement dated as of May 4, 2007 among Laurus Master Fund, Ltd., TrueYou.Com Inc., Klinger Advanced Aesthetics, Inc., Advanced Aesthetics Sub, Inc., Advanced Aesthetics, LLC, Klinger Advanced Aesthetics, LLC, Anushka PBG, LLC, Anushka Boca, LLC, Wild Hare, LLC, Dischino Corporation, Anushka PBG Acquisition Sub, LLC and Anushka Boca Sub, LLC. (11)

10.60	Restricted Account Agreement dated as of May 4, 2007 among North Fork Bank, TrueYou.Com Inc. and Laurus Master Fund, Ltd. (11)

Exhibit No.	Description

10.61	Side letter dated as of May 4, 2007 re warrants between TrueYou.Com Inc. and Laurus Master Fund, Ltd. (11)

10.62	Letter Agreement dated May 4, 2007 between Laurus Master Fund, Ltd. and TrueYou.Com Inc. in connection with the restricted account. (11)

10.63	Purchase and Sale Agreement dated as of May 7, 2007 including exhibits and schedules among Advanced Aesthetics, LLC, Klinger Advanced Aesthetics, Inc. and GK Acquisition, LLC. (11)

10.64

Waiver and Consent dated as of May 7, 2007 between the Company and Laurus Master Fund Ltd. re waiver of Amended and Restated Securities Purchase Agreement dated May 4, 2007 and related documents in connection with the Purchase and Sale Agreement with GK Acquisition, LLC. (11)

10.65	Consulting Agreement dated as of May 4, 2007 between Klinger Advanced Aesthetics and Richard Rakowski. (11)

10.66	Form of March 12, 2007 letter re conversion by holders of Series C Preferred Stock, Series D Preferred Stock and bridge lenders to TrueYou.Com Series E Convertible Preferred Stock. (11)

14	Code of Ethics. (2)

21	List of subsidiaries of the Company. (1)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a). (12)

32.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code. (12)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on December 23, 2005.

(2)	Incorporated by reference to the Company’s initial filing of Form 10-SB, filed with the Commission on February 10, 2005.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 21, 2006.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 27, 2006.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 6, 2006.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 17, 2006.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2006.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on February 6, 2007.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2007.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on April 16, 2007.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2007.

(12)	Filed herewith.