Form 10-Q
period 2007-09-29
TRUEYOU.COM
filed 2008-01-16
CIK 1316924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
OR
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

______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [  ] No [ X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock, par value $0.001 per share, outstanding as of January 11, 2008 was 18,388,557.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 29, 2007 (unaudited) and June 30, 2007	1

	Condensed Consolidated Statements of Operations (unaudited) for the three months ended September 29, 2007 and September 30, 2006	2

	Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended September 29, 2007 and September 30, 2006	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	30

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 6.	Exhibits	32

SIGNATURES		33

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TrueYou.Com Inc.
Condensed Consolidated Balance Sheets

	As of
	September 29,	June 30,
In thousands, except share and per share amounts	2007	2007

	(Unaudited)

Assets:
Current assets:
Cash and cash equivalents	$89	$843
Restricted cash, current portion	7,820	10,776
Accounts receivable, net	5	197
Inventories, net	1,358	1,311
Other current assets	454	752

Total current assets	9,726	13,879

Property and equipment, net	37	52
Other assets	430	444
Deferred financing costs, net	794	871
Other intangibles, net	46	49

Total assets	$11,033	$15,295

Liabilities and Shareholders' deficit:

Liabilities:
Current liabilities:
Accounts payable	$1,115	$2,022
Accrued expenses and other current liabilities	8,964	9,712
Liabilities related to discontinued operations	4,944	5,856

Total current liabilities	15,023	17,590

Convertible securities	20,813	20,341
Senior debt (net of discount of $6.3 and $6.8 million and prepaid interest of $6.8 and $8.1 million as of September 29, 2007 and June 30, 2007, respectively)	45,548	43,836
Deposit - Sephora	5,000	5,000

Total liabilities	86,384	86,767

Commitments and contingencies
Shareholders' deficit:
Common stock, par value $0.001, authorized 20,000,000; issued and outstanding 18,388,557 and 16,756,438 as of September 29, 2007 and June 30, 2007, respectively	18	17
Additional paid-in capital	20,358	20,359
Accumulated deficit	(95,727)	(91,848)

Total shareholders' deficit	(75,351)	(71,472)

Total liabilities and shareholders' deficit	$11,033	$15,295

The accompanying notes are an integral part of the condensed consolidated financial statements

TrueYou.Com Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	3 Months Ended
		Restated
In thousands, except share and per share amounts	September 29,	September 30,
	2007	2006

Revenues	$2,035	$904

Cost of revenues, net	718	353

Gross margin	1,317	551

Stock based compensation expense	-	2,138
Selling, general and administrative expenses	2,755	4,760
Depreciation and amortization	27	91

Total operating expenses	2,782	6,989

Operating loss	(1,465)	(6,438)

Interest expense, net	1,942	2,674
Registration rights penalties	-	1,162
Unrealized (gain) loss on convertible securities	472	(40,536)

Income (loss) from operations before income tax provision and discontinued operations	(3,879)	30,262

Income tax provision (benefit)	-	-

Income (loss) from operations before discontinued operations	(3,879)	30,262

Discontinued operations:
Loss from operations	-	(6,601)

Net income (loss)	(3,879)	23,661

Dividends on preferred stock	-	382

Net income (loss) applicable to common shareholders	$(3,879)	$23,279

Basic income (loss) per common share:
Continuing operations	$(0.21)	$1.99

Discontinued operations	$-	$(0.44)

Net income (loss)	$(0.21)	$1.55

Diluted income (loss) per common share:
Continuing operations	$(0.21)	$1.51

Discontinued operations	$-	$(0.33)

Net income (loss)	$(0.21)	$1.18

Weighted average common shares outstanding, basic	18,086,970	14,995,513

Weighted average common shares outstanding, diluted	18,086,970	20,000,000

The accompanying notes are an integral part of the condensed consolidated financial statements

TrueYou.Com Inc.
Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
In thousands	September 29,	September 30,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$(3,879)	$23,661
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	27	1,166
Loss on disposals	-	171
Reserve for customer allowances	411	192
Amortization of deferred financing costs	77	77
Amortization of debt discount	483	609
Stock based compensation expense	-	4,181
Non-cash interest expense	1,229	1,447
Unrealized loss (gain) on convertible securities	472	(40,536)
Changes in operating assets and liabilities:
Inventories	(47)	(511)
Accounts receivable	(219)	(431)
Other current assets	298	(2,081)
Other assets	14	(52)
Accounts payable	(1,894)	(4,888)
Accrued expenses and other current liabilities	(673)	1,869
Customer advances	-	67
Other long term liabilities	-	(265)

Net cash used in operating activities	(3,701)	(15,324)

Cash flows from investing activities:
Capital expenditures	(9)	(846)
Release of restricted cash	2,956	65

Net cash provided by (used in) investing activities	2,947	(781)

Cash flows provided by financing activities:
Proceeds of issuance of debt	-	28,450
Repayment of long term debt	-	(8,250)
Loan fees	-	(944)

Net cash provided by financing activities	-	19,256

Net increase (decrease) in cash and cash equivalents	(754)	3,151
Cash and cash equivalents - beginning of period	843	189

Cash and cash equivalents - end of period	$89	$3,340

Supplemental cash flow information
Non-cash financing activities:
Preferred stock dividends, net of preferred stock forfeitures	$-	$382
Warrants exercise effected through a cashless exercise	1	-
Converted senior debt to subordinated debt	-	1,750
Warrants issued with debt	-	16,870

The accompanying notes are an integral part of the condensed consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Unless otherwise indicated: references in these Notes to “TrueYou” refer to TrueYou.Com Inc.; references to “KAAI” refer to Klinger Advanced Aesthetics, Inc. and its consolidated subsidiaries; references to the “Company,” refer to TrueYou.Com Inc. and its consolidated subsidiaries (including KAAI); and the terms “fiscal quarter” and “three months” in this Quarterly Report on Form 10-Q refer to the quarter ended September 29, 2007.

1. Basis of Presentation

     On May 7, 2007, the Company entered into a Purchase and Sale Agreement pursuant to which it sold all of its spa/salons to GK Acquisition LLC, an unaffiliated third party (see Note 3). The consolidated financial statements presented herein include the results of operations for the spas/salons in discontinued operations for all periods presented.

     The Company has developed a skin care line of products (Cosmedicine™ or Cosmedicine) which is being distributed through Sephora USA (“Sephora”), Home Shopping Network (“HSN”), JCPenney, and Sephora’s and HSN’s respective websites. The Company is the owner of the Cosmedicine trademark. As of December 19, 2007 the Company had 20 employees.

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

     The accompanying condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation and should be read in conjunction with the Company’s audited consolidated financial statements and related footnotes thereto for the fiscal year ended June 30, 2007 included in the Company’s Annual Report on Form 10-K filed with the Commission on November 20, 2007. The results of operations for the thirteen weeks ended September 29, 2007 are not necessarily indicative of results of operations to be expected for the entire fiscal year.

     The Company follows the standard fiscal year of the retail industry, which is a 52 or 53 week period, with the end of a period being the closest Saturday to the end of a month.

     Going Concern Disclosure: The accompanying financial statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has experienced operating losses and negative cash flow from operations. As of September 29, 2007, the Company has an accumulated deficit of $95.7 million and a working capital deficiency of $5.3 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is ultimately dependent on its ability to increase sales and reduce expenses to a level that will allow it to operate profitably, sustain positive operating cash flows, raise additional capital, and make required debt payments. There have been no adjustments to the financial statements to reflect the outcome of this uncertainty. The Company has had several recent financings, with the most recent being completed on May 7, 2007. There is no assurance that the recent financings will be sufficient to fund operations until sales and profitability improves such that the Company is able to operate from internally generated cash flows.

2. Summary of Significant Accounting Policies

Use of Estimates

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. The more significant management estimates are the valuation of convertible securities, determination of returns and allowances, provisions for inventory obsolescence, and various contingencies. Actual results could differ from those estimates. Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known.

Revenue Recognition

     The Company records revenue from Cosmedicine sales when products are shipped, the price is fixed, and collection is reasonably assured. At the end of each quarter, an accrual is made for anticipated returns due to damages, returns, store testers, and product with limited remaining code life.

Comprehensive Income

     The Company has no significant other comprehensive income items. Therefore the net income of the Company is equal to comprehensive income.

Cash and Cash Equivalents

     Cash and cash equivalents consist of cash and investments with maturities of ninety days or less.

Restricted Cash

     Restricted cash represents cash restricted for use by terms of the existing Senior debt agreement. The Company classifies restricted cash as current or long term based on the date the restriction is expected to lapse or the cash to be used.

Accounts Receivable Reserve

     The Company periodically performs an evaluation of its composition of accounts receivable and expected deductions and establishes an accounts receivable reserve for specific customers. The reserve includes amounts for future deductions related to damaged or obsolete product, product used by retailer customers as testers, and returns. Provisions for these reserves are recorded as a reduction to revenue. As of September 29, 2007 and June 30, 2007, net accounts receivable included reserves of $1.8 million and $1.6 million, respectively, in the Consolidated Balance Sheets.

     In addition, the Company also has a co-op advertising arrangement with one of its customers, under which disbursements for advertising due to the customer are offset against the receivable from the customer. Provisions recorded for this obligation are reflected as an expense.

     The following is a summary of the activity related to accounts receivable and related reserve accounts for the three months ended September 29, 2007:

In thousands	Balance at		Charged to		Reserve	Advertising		Balance at
	Beginning	Invoiced	Costs and	Cash	Deductions	Deductions		End
	of Period	Amounts	Expenses	Received	Applied	Applied	Other	of Period

Accounts receivable	$1,816	$2,489	$-	$(1,363)	$(593)	$(516)	$(60)	$1,773
Accounts receivable
reserves	(1,619)	-	(411)	-	593	-	(331)	(1,768)

Net accounts receivable	$197	$2,489	$(411)	$(1,363)	$-	$(516)	$(391)	$5

Co-op advertising reserves	$(750)	$ -	$(338)	$ -	$-	$516	$(136)	$(708)

Inventories

     Inventories consist principally of Cosmedicine products and components for those products. Inventories are stated at the lower of cost or market on a first-in, first-out basis.

Provisions for Inventory Obsolescence

     The Company records provisions for estimated obsolescence of inventory. The Company’s estimates consider the cost of inventory, forecasted demand, the shelf life of the inventory and our historical experience.

Property and Equipment

     Property and equipment are carried at cost, less accumulated depreciation and amortization. Property, equipment and improvements to leased premises are depreciated using the straight-line method over the estimated useful lives of the assets or when applicable, the term of the lease, whichever is shorter. Estimated useful lives generally range from 5 to 15 years for leasehold improvements and 3 to 7 years for fixtures and equipment. Repairs and maintenance expenses, which do not improve or extend the life of the respective assets, are charged directly to expense as incurred. The Company capitalizes all property and equipment purchases in excess of $1,000. The assets and related depreciation and amortization accounts are adjusted for property retirements and disposals with the resulting gain or loss included in the Company’s Consolidated Statements of Operations. Fully depreciated assets remain in the accounts until retired from service.

Intangible Assets

     All intangible assets have been assigned an estimated finite useful life, and are amortized on a straight line basis over the number of years that approximate their respective useful lives ranging from two to five years.

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

Advertising Costs

     The Company expenses advertising costs as incurred. Total advertising costs incurred by the Company were $0.6 million and $0.5 million for the three months ended September 29, 2007 and September 30, 2006, respectively.

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

Concentration of Credit Risk and Significant Vendor

We are dependent on our relationships with Sephora and HSN

     Our agreements grant Sephora and HSN, respectively, the right to terminate their agreement with us for a variety of reasons. If HSN terminates the Marketing Agreement our Cosmedicine revenue can be negatively affected. If Sephora terminates their agreement with us in addition to a negative impact to our revenues, under certain circumstances we may have to reimburse a portion of the upfront $5 million performance deposit we received from them. In addition, the loss of either or both of these relationships could substantially decrease our differentiation from competitors and could materially adversely affect the Company.

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

Stock-Based Compensation

     In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment. This statement established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions (employee stock options). The statement requires the measurement of the cost of employee services received in exchange for an award of equity instruments (such as employee stock options) at fair value on the grant date. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award (the requisite service period). The Company determines fair value of awards through the use of the use of the Black-Scholes option pricing model. Inherent in that model are assumptions including the volatility of our Common Stock, forfeiture rate, and the length of time which we expect an option to remain outstanding. Since the Company does not have sufficient shares of common stock authorized, it is required to treat the stock option awards as liability awards and remeasure at each reporting period based upon fair value.

Income (Loss) Per Share

     Basic income (loss) per share represents the net income (loss) applicable to Common Shareholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted income (loss) per share represents the net loss applicable to Common Shareholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive securities that were outstanding during the period. Potential dilutive common stock equivalents for the three months ended September 29, 2007 consist of those related to: convertible preferred stock of 8.6 billion and registration rights of 3.9 million. None of the securities were considered to be common stock equivalents for the three months ended September 29, 2007 due to the net loss of the Company for that period. Potential dilutive common stock equivalents for the three months ended September 30, 2006 consist of those related to: convertible preferred stock of 446.6 million, warrants 130.4 million, stock options 38.6 million, and registration rights 7.6 million. 5.0 million of the securities were considered to be common stock equivalents for the three months ended September 30, 2006. This represents the remaining authorized shares of Common Stock that could be issued for the period, as the Company has 20.0 million authorized shares. The remainder of the common stock equivalents were not considered to be dilutive as there were not sufficient authorized shares to issue additional Common Stock.

Disclosures about Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-term investments

     For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Convertible Securities

     The Company remeasures its convertible securities in compliance with EITF 00-19, based on the fair value of its Common Stock into which they are convertible, since there are currently insufficient shares authorized to allow conversion. Previous to the May 7, 2007 financing and sale of the stores / salons the fair value of the Common Stock was based on the price paid for a share of the stock closest to the measurement date. As of September 30, 2006 the closing price for our Common Stock was $0.28. After the stores /salons sale and recent financing which included warrants to purchase 38.5 billion shares of Common Stock issued along with the debt, the stock is no longer traded on a regular basis and the trading price does not appear indicative of its fair value. The Company has used an analytical approach to estimate the fair value of the shares as of September 29, 2007 and June 30, 2007. The Company used its projected next twelve months revenue to estimate its market cap. The estimated market cap was then divided by the number of common shares calculated on a diluted basis. Using this method, the calculated fair value of the shares at September 29, 2007 and June 30, 2007 was $0.00044 and $0.00043 per share, respectively.

Supplemental Cash Flow Information

     The aggregate interest payments amounted to $1.3 million and $0.7 million for the three months ended September 29, 2007, and September 30, 2006, respectively.

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

3. Discontinued operations

     On May 7, 2007, the Company entered into a Purchase and Sale Agreement pursuant to which it sold all of its spa/salons to GK Acquisition LLC, an unaffiliated third party (“Purchaser”). The agreement provides that the sale transaction is effective for accounting and profit/loss purposes as of April 1, 2007. The sale was implemented by the sale of the equity interests of various subsidiary entities of the Company as well as an assignment of leases. The sale included all the inventory, furniture, fixtures and equipment in the spa/salons and business and includes all rights in and to the name Georgette Klinger and various related intellectual property.

     In consideration for the sale, the Purchaser assumed certain liabilities including certain accounts payable and accrued expenses and all outstanding gift card liability of the spa/salons. The Company also has guaranteed the obligations of certain leases assumed by GK Acquisition, LLC. In addition the Purchaser issued a note to the Company in the amount of $150,000 due in 60 days. On July 25, 2007 the Purchaser filed for relief under Chapter 11 of the U.S. bankruptcy laws. Although no litigation between the parties has commenced, the Purchaser has served the Company with subpoenas seeking information relating to the sale and other transactions, disputes have arisen with respect to the various obligations of the parties, and such disputes may be the subject of litigation in the future. The Company has complied in all respects to provide the information requested. There is no assurance that the Purchaser will be able to fulfill various commitments included in the Purchase and Sale Agreement. The Company has fully reserved for the note receivable. While the Company has appropriately reserved for any estimated contingent liabilities, any required cash payments that are material could have a significant adverse effect on the Company.

     The parties also entered into various agreements in connection with the sale including a transition services agreement pursuant to which the Company would provide transitional services to the Purchaser as well as a Cosmedicine supply agreement pursuant to which the Company would supply the Purchaser with Cosmedicine products. Pursuant to the transaction, the Company agreed not to compete with the business sold for a period of three years. As a result of non-performance by the Purchaser and notification served by the Company, the Cosmedicine supply agreement has been considered void by the Company and the $0.2 million of product sold in conjunction with this contract has been fully reserved as a bad debt as of September 29, 2007 and June 30, 2007.

     As a result of the sale, our financial statements have been restated to reflect the stores / salons as a discontinued operation in our consolidated statements of operations for all periods presented. Statement of operations information presented in the notes to consolidated financial statements have been restated to reflect continuing operations for all periods presented.

     The following is a summary of financial information of our discontinued and continuing operations for the three months ended September 30, 2006:

In thousands, except share and per share amounts

	Consolidated		Continuing
	(as Reported)	Discontinued	(as Restated)

Revenues	$7,262	$6,358	$904
Cost of Revenue	3,983	3,630	353

Gross margin	3,279	2,728	551
Operating expenses	16,318	9,329	6,989

Operating loss	(13,039)	(6,601)	(6,438)

Interest expense, net	2,674	-	2,674
Registration rights penalties	1,162	-	1,162
Unrealized (gain) on convertible securities	(40,536)	-	(40,536)

Income (loss) before income tax provision	23,661	(6,601)	30,262
Income tax provision (benefit)	-	-	-

Net income (loss)	$23,661	$(6,601)	$30,262

     In addition, the Company has classified all remaining liabilities related to the discontinued operations as Liabilities related to discontinued operations in the September 29, 2007 and June 30, 2007 Consolidated Balance Sheets. The following is a summary of those remaining liabilities:

	Liabilities Related to Discontinued
In thousands	Operations

	September 29,	June 30,
	2007	2007

	(Unaudited)
Accounts payable	612	$1,599
Accrued expenses and other current liabilities	4,332	4,257

Liabilities related to discontinued operations	$4,944	$5,856

4. Inventories

     Following are the components of inventory included in the Consolidated Balance Sheets as of September 29, 2007 and June 30, 2007:

(Dollars in thousands)	September 29,	June 30,
	2007	2007

	(Unaudited)
Back bar supplies	$105	$116
Components	792	881
Finished goods	704	574

Total inventory	1,601	1,571
Inventory reserves	(243)	(260)

Total inventories (net)	$1,358	$1,311

5. Accrued Expenses and Other Current Liabilities

     The table below consists of the Company’s accrued expenses and other current liabilities as of September 29, 2007 and June 30, 2007:

	September 29,	June 30,
(Amounts in thousands)	2007	2007

	(Unaudited)
Accrued interest	$3,354	$3,141
Accrued registration rights penalties (a)	3,808	3,808
Legal settlements	-	500
Advertising	708	750
Payroll, benefits and other	1,094	1,513

Total accrued expenses and other current liabilities	$8,964	$9,712

(a) – On September 1, 2005, KAAI entered into an agreement with various stockholders regarding the registration of the shares of common stock underlying the securities they had purchased. The agreement, which was assumed by the Company in connection with the share exchange agreement signed on December 20, 2005 between TrueYou, KAAI and the security holders of KAAI (“Share Exchange Agreement”), included an obligation to file a resale registration statement covering the shares by February 18, 2006, which was 60 days after the closing date of the Share Exchange Agreement (the “Filing Date”). The Company did meet this requirement as it filed a Registration Statement on Form S-1 on January 24, 2006. In addition, the agreement required that the registration statement be declared effective by June 3, 2006 (105 days after the Filing Date), which the Company did not meet. Failure under either of the obligations under the original agreement required a cash payment. On December 20, 2006, an amendment to the agreement was signed which required the payment of damages through the issuance of warrants to purchase shares of Company Common Stock, at an exercise price of $0.001 per share. The number of Common Stock warrants to be issued for each period is calculated by dividing the liquidated damages of 1% of the aggregate purchase price paid by such stockholder for each 30-day period or pro rata portion, to the holders, by the higher of (A) the average closing trading price of the Common Stock during the 30-day period immediately before the last day of the relevant period and (B) $0.211254. The shareholders may also elect to receive a portion of the damages in cash. The cumulative obligation of $1.1 million represents the aggregate registration penalties payable through September 29, 2007 and is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

     On December 22, 2005, the Company entered into an agreement with certain stockholders regarding the registration of the shares of common stock underlying the securities they had acquired from the Company. The agreement included an obligation to file a resale registration statement covering the shares by January 21, 2006 which was 30 days after the December 22, 2005 closing date of the sale of securities to such stockholders. Due to the fact that the Company did not meet this requirement, it is subject to a one-time penalty of 3% of the aggregate purchase price paid by such stockholders. In addition, the agreement required the Company to put into effect the planned authorized share increase, which would increase the number of authorized shares of Common Stock that the Company is authorized to issue from 20,000,000 to 60,000,000 (“Authorized Share Increase”) by May 1, 2006 which was 130 days after the closing date of the sale of securities to such stockholders. Due to the fact that the Company did not meet this requirement it may be subject to a one time penalty of 3% of the aggregate purchase price paid by such stockholders and ongoing monthly charges of 1.5% of the aggregate purchase price paid by such stockholders for each 30-day period or pro rata portion. Failure under either of the obligations requires a cash payment. The cumulative obligation of $2.7 million represents the aggregate registration penalties payable through September 29, 2007 and is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

     On March 12, 2007, holders of the registration rights described above agreed to waive any additional registration rights penalties incurred by the Company after December 30, 2006 concurrent with the May 7, 2007 financing (see Note 6).

     Due to the fact that the Company did not meet the effective date requirement by June 3, 2006 or the Authorized Share Increase requirement, an operating charge has been recorded for the combined estimated penalties of $2.3 million and $1.5 million during the years ended June 30, 2007 and July 1, 2006, respectively. This includes charges of $0.4 million per month. Due to the waiver received on March 12, 2007 discussed above, the Company did not record any additional penalties after December 30, 2006. The cumulative obligation of $3.8 million represents the aggregate registration penalties payable through September 29, 2007 for the combined agreements discussed above and is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

6. Long-Term Debt and Other Long Term Liabilities

The Company’s long-term debt and other long-term liabilities as of September 29, 2007 and June 30, 2007 consist of the following:

			Amounts Outstanding
(Dollars in thousands)	Maturity	Interest Rate	September 29,	June 30,
	Dates	%	2007	2007

Senior debt (a)
Gross	5/4/2010	9.75 % and	$54,650	$54,650
		10.25%,
		respectively
Unamortized discount			(6,269)	(6,752)
Prepaid interest			(6,833)	(8,062)

Net			41,548	39,836

Senior demand notes (b)	Varies	9.75% and	4,000	4,000
		10.25%,
		respectively

Deposit - Sephora			5,000	5,000

Convertible securities			20,813	20,341

Total			$71,361	$69,177

(a) - Senior Debt - Laurus

     On May 7, 2007 (the “Closing Date”), the Company entered into an Amended and Restated Securities Purchase Agreement with Laurus Master Fund Ltd. (“Note Purchaser” or “Laurus”) pursuant to which (i) the Company sold to the Note Purchaser a Secured Term Note in the aggregate principal amount of $54,650,000 (the “Note”); and (ii) the Company issued to the Note Purchaser separate warrants to purchase up to 29,276,583,452 shares and 9,245,236,880 shares, respectively, of the Company’s Common Stock, par value $0.001 per share (the “Common Stock”).

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

     The Note matures on May 4, 2010. Upon the occurrence and during the continuance of any event of default, however, Laurus may declare all obligations immediately due and payable. Interest accrues on the unpaid principal amount of the Note at a rate per annum equal to the “prime rate” published in The Wall Street Journal (the “Prime Rate”), plus two percent (2%) per annum (such sum being referred to as the “Contract Rate”). Interest is (i) calculated on the basis of a 360 day year on the unpaid principal amount of the Note outstanding from time to time during the applicable period; and (ii) payable monthly, in arrears, commencing on May 1, 2007, on the first business day of each consecutive calendar month thereafter through and including the Maturity Date, and on the Maturity Date, whether by acceleration or otherwise. The Contract Rate may be increased by 2% per annum in the event that sufficient shares of the Common Stock are not authorized to allow the Note Purchaser to exercise all of the Warrants by December 31, 2007, as described in the Purchase Agreement, and shall remain at such higher rate until such time as a sufficient number of such shares are authorized. The Company has not yet authorized additional shares to meet this requirement, but the Note Purchaser has not notified the Company of an increase to the contract rate. Based upon the prime rate, the interest rate on the debt at September 29, 2007 and June 30, 2007 was 9.75% and 10.25%, respectively.

     The Company may prepay the Note by paying to the Note Purchaser a sum of money equal to (i) one hundred percent (100%) of the principal amount outstanding at such time together with accrued but unpaid interest thereon and any and all other sums due, accrued or payable to the Note Purchaser arising under the Note, the Purchase Agreement or any other Related Agreement. The Company’s payment obligations are guaranteed by the Company’s subsidiaries and are secured by all of the Company’s and such subsidiaries’ assets.

     In connection with the issuance of the Warrants, the Company entered into a Registration Rights Agreement dated May 4, 2007 with the Note Purchaser, pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the Warrant Shares within one year and to cause the registration statement to become effective within 90 days following the filing of such registration statement.

     The Warrants issued to the Note Purchaser have a 10-year term and an exercise price equal to $.001 per share. The Company has calculated a debt discount attributable to the value of these warrants of $7.0 million which will be amortized over the term of the Note using the effective interest method. The effective interest rate calculated on this debt amounted to 15.58% . The Company has recorded the fair value of the warrants, as a discount and a corresponding liability as required by EITF 00-19 due to the insufficient number of shares authorized. As of September 29, 2007 and June 30, 2007, this Note carried a debt discount of $6.3 million and $6.8 million, respectively. For the three months ended September 29, 2007, the Company recorded interest expense of $0.5 million related to the amortization of the debt discount. The liability to be recorded for the securities will be adjusted to fair value at each reporting period until the number of authorized shares is increased to permit the exercise of these securities. Under the Purchase Agreement, if the conditions set forth in the Purchase Agreement are met within three years, then 9,245,236,880 of the warrants issued to Laurus will be returned to the Company. The Company has agreed to issue a like warrant to Richard Rakowski, Chairman of the Company if such warrants are returned to the Company. The conditions include that all of the Company’s obligations to the Note Purchaser have been repaid and that the Company’s Total Debt (as defined) divided by the aggregate amount of EBITDA (as defined) for a 12 month period has not exceeded 4.0 for four consecutive months. If exercised in full, the Warrants issued to Laurus would constitute approximately 75% of the issued and outstanding Common Stock of the Company on a fully diluted basis provided however that such Warrants contain a “blocker” provision pursuant to which

Laurus cannot exercise such Warrants to acquire more than 9.99% of the then outstanding shares of Common Stock of the Company provided further that such limitation may be waived by the Holder on not less than 61 days prior notice to the Company. The Warrants further provide that such limitation is automatically null and void following notice to the Company upon the occurrence and during the continuance of an Event of Default (as defined in the Purchase Agreement).

     The Company has agreed to use its best efforts to cause its certificate of incorporation to be amended to increase the number of authorized shares of Common Stock to such number as shall be sufficient to permit the exercise in full of the Warrants (such amount, the “Share Amount”). If the Note Purchaser notifies the Company at any time prior to the effective date of such amendment that it desires to exercise the Warrants prior to such effective date, the Company will promptly issue to the Note Purchaser, in exchange for the Warrants, substitute warrants exercisable to purchase that number of shares of its Series B Convertible Preferred Stock that are, upon authorization of the Share Amount, immediately convertible into the number of shares of Common Stock that would then have been issuable upon exercise of the Warrants in full if the certificate of incorporation of the Company had then provided for sufficient authorized shares of Common Stock to satisfy such exercise, and otherwise containing substantially the same terms and provisions as the Warrants. In the event that effective date of the amendment authorizing the Share Amount does not occur by December 31, 2007 as described in the Purchase Agreement, the Contract Rate of the Note may be increased by 2% per annum and shall remain at such higher rate until such time as the Share Amount is authorized.

(b) – Senior Demand Notes

March 16, 2007 - $2,000,000 Senior Secured Loans

     On March 16, 2007, the Company executed four Senior Secured Notes in the aggregate amount of $2,000,000 (North Sound Legacy International Ltd. $1,125,000, North Sound Legacy Institutional Fund LLC $375,000, and, Seapine Investments, LLC $375,000, each of whom is an existing stockholder of the Company, and Andrew D. Lipman, a former director and existing stockholder $125,000 (“bridge lenders”)). The Notes were due on demand and bear interest at the prime rate in effect from time to time as reported in the Wall Street Journal plus 2% and ranked pari passu in payment and security with the $25,000,000 of senior indebtedness of the Company issued to Laurus made as of June 30, 2006. Based upon the prime rate, the interest rate on the debt at September 29, 2007 and June 30, 2007 was 9.75% and 10.25%, respectively. Due to the refinancing and repayment of the $25.0 million senior debt, the Company, Laurus, and bridge lenders have entered into agreements for the integration of these loans consistent with that of the May 2007 loan documentation with Laurus discussed above. The Company’s payment obligations are guaranteed by the Company’s subsidiaries and are secured by all of the Company’s and such subsidiaries’ assets.

March 27, 2007 - $2,000,000 Senior Secured Loans

     On March 27, 2007, the Company executed four additional Senior Secured Notes in the aggregate amount of $2,000,000 (North Sound Legacy International Ltd. $1,125,000, North Sound Legacy Institutional Fund LLC $375,000, and, Seapine Investments, LLC $375,000, each of whom is an existing stockholder of the Company, and Andrew D. Lipman, a former director and existing stockholder $125,000). The Notes were due on demand and bear interest at the prime rate in effect from time to time as reported in the Wall Street Journal plus 2% and also ranked pari passu in payment and security with the $25,000,000 of senior indebtedness of the Company issued to Laurus made as of June 30, 2006. Based upon the prime rate, the interest rate on the debt at September 29, 2007 and June 30, 2007 was 9.75% and 10.25%, respectively. Due to the refinancing and repayment of the $25.0 million senior debt, the Company, Laurus, and bridge lenders have entered into agreements for the integration of these loans consistent with that of the May 2007 loan documentation with Laurus discussed above. The Company’s payment obligations are guaranteed by the Company’s subsidiaries and are secured by all of the Company’s and such subsidiaries’ assets.

Accrued Interest and Maturities of Other Long Term Debt

     Accrued interest of $3.4 million and $3.1 million is included in accrued expenses as of September 29, 2007 and June 30, 2007, respectively.

7. Commitments and Contingencies

Litigation

UBS Lawsuit

     UBS Securities, LLC commenced a lawsuit against KAAI in the Supreme Court of the State of New York, County of New York on September 18, 2006. The complaint alleged that UBS was engaged to provide investment banking services to KAAI and that UBS is owed a fee of $1,750,000 with respect to a private placement that was consummated in June, 2006. On August 17, 2007 a settlement was reached with UBS under which the Company was required to pay $1.0 million in full settlement of the claim, no later than August 22, 2007. The Company made the required payment within the period specified by the agreement. The Company had a payable balance of $1.0 million as of June 30, 2007, with $0.5 million included in Accounts payable and $0.5 million included in Accrued expenses and other current liabilities in the Consolidated Balance sheet. No liability remained as of September 29, 2007.

Employee Lawsuits

     Eight prior employees have commenced lawsuits against KAAI in the Superior Court of New Jersey. The complaints allege that the employees were improperly terminated. The Company is contesting these claims, and does not believe settlements of the claims will exceed the amount accrued and included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Other Contingencies

GK Acquisition

On or about July 25, 2007, the Purchaser of the spa /salons filed a bankruptcy petition in the U.S. Bankruptcy Court, District of New Jersey (Newark). Although no litigation between the parties has commenced, the Purchaser has served the Company with subpoenas seeking information relating to the sale and other transactions, disputes have arisen with respect to the various obligations of the parties, and such disputes may be the subject of litigation in the future. The Company has complied in all respects to provide the information requested.

General

     The Company is a party to a number of legal actions, proceedings or claims. While any action, proceeding or claim contains an element of uncertainty, management believes that the outcome of such actions, proceedings or claims will not have a material adverse effect on the business, financial condition or results of operations.

8. Related Party Transactions

Richard Rakowski

Loans

     Richard Rakowski, the Chairman and former Chief Executive Officer of the Company, loaned the Company $850,000 as part of a Senior Subordinated Debt financing on December 22, 2006 and received 7 year warrants with an exercise price of $.001 per share to purchase 3,798,534 shares of Common Stock. According to the terms of the agreement, since the Laurus $1 million Senior Subordinated Secured Loan was not repaid by April 30, 2007, warrants to purchase 3,541,666 shares of Common Stock will be returned to the Company for cancellation by Mr. Rakowski. Mr. Rakowski had also personally guaranteed certain obligations of the Company. As of September 29, 2007 these guarantees no longer exist as the related letters of credit have expired.

     On May 7, 2007, in connection with the Laurus financing, Mr. Rakowski exchanged his indebtedness for shares of a newly created Series E Convertible Preferred Stock of the Company (see Note 10).

Consulting Agreement

     On May 7, 2007, the Company entered into a Consulting Agreement with Richard Rakowski, Chairman of the Company, pursuant to which Mr. Rakowski will provide consulting services for the Company. He received a fee at the pro-rata annual rate of $295,000 from May 1, 2007, to August 31, 2007. From September 1, 2007, to December 31, 2007, the equivalent annual fee decreased to $175,000 and from January 1, 2008 and thereafter, the equivalent rate will decrease to $125,000. In addition the Agreement provides that in the event that Mr. Rakowski is successful in specified transactions involving the Company, he is entitled to a success fee of 2.5% of the actual cash provided to the Company in such transactions. The agreement may be terminated at any time by either party.

Sephora

     Sephora, with whom the Company has a strategic relationship, is a subsidiary of LVMH. L Capital Management SAS, which manages and represents L Capital, is also a subsidiary of LVMH, and as a result L Capital Management SAS and Sephora are affiliates. The Company recorded revenues of $0.9 million for the three months ended September 29, 2007 and September 30, 2006. As of September 29, 2007 and June 30, 2007 the Company had a $0 and $0.3 million receivable balance, respectively, from Sephora which is included in Accounts receivable, net in the Condensed Consolidated Balance Sheets.

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

     All existing stock options as of July 1, 2006 had been issued under the subsidiary (KAAI) 2003 stock option plan. Management has developed a new stock option plan (“The TrueYou.Com Inc. 2006 Stock

Incentive Plan” or the “2006 Plan”) for the Company that was approved by the Board of Directors (“Board”) of the Company in the first quarter of fiscal year 2007. At that time, the Board also approved, subject to shareholder approval, the exchanging of KAAI options for TrueYou options under the 2006 Plan. The 2006 Plan was required to be submitted to the stockholders of the Company for their approval within twelve months. The Board of Directors approved a one-year extension to obtain this approval. The Company has approved all option grants and believes that the approval of the 2006 Plan by the stockholders will occur when voted upon. All options granted by the Board in the three months ended September 30, 2006 had been granted under the 2006 Plan. No options were granted during the three months ended September 29, 2007.

     The 2006 Plan provides for awards of up to 105 million shares of TrueYou Common Stock to employees and outside contractors in various forms. These include non-qualified options, incentive stock options, and stock appreciation rights. The 2006 Plan is administered by the Board, which also establishes the terms of the awards. Non-qualified stock options have been the only form of awards granted by the Board to date. A total of 35,911,447 shares of Common Stock remained available for future award grants as of September 29, 2007.

     Non-qualified stock options granted under the 2006 Plan vest over a zero to four year period and expire ten years from the date of grant. Options to acquire a total of 69,088,553 shares of Common Stock, net of forfeitures, have been granted by the Board to employees and contractors under the Plan. Non-qualified stock options may be granted at any price but, in general, are not granted with an exercise price less than the fair market value of the stock on the date of grant.

     Since the Company does not have sufficient shares of common stock authorized, it is required to treat the stock option awards as liability awards and remeasure at each reporting period based upon fair value, utilizing the Black-Scholes option pricing model. The Company recognized compensation expense of zero and $2.1 million for the three months ended September 29, 2007 and September 30, 2006, respectively for stock options granted and subsequent remeasurement. In addition, as of September 29, 2007, there was no unrecognized stock based compensation expense related to non-vested stock options.

     There were new TrueYou options for the purchase of 55.1 million shares of Common Stock granted during the three months ended September 30, 2006. There were additional TrueYou options to purchase 22.2 million shares of Common Stock issued as an exchange for Advanced Aesthetics, Inc. options.

     The weighted average fair value of the new employee options granted during the three months ended September 30, 2006 was $0.08. There were no options granted during the three months ended September 29, 2007. The fair value was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the three months ended September 29, 2007 and September 30, 2006:

	Three Months Ended
	September 29,	September 30,
Assumptions	2007	2006

Expected dividend yield	None	None
Risk-free interest rate	4.1%	4.6%
Expected life of option grants	N/A	3.0 years
Forfeiture rate	5.2%	2.5%
Expected volatility	50%	50%

     The Company also provides stock options to some of its outside contractors. These options are subject to the provisions of EITF 96-8, which requires remeasurement of the awards until performance is complete. As a result, these awards were also revalued as of September 29, 2007. As of September 29, 2007 the weighted average fair value was zero due to the significant drop in the Company calculated share price, the weighted average interest rate was 4.1%, the forfeiture rate was 2.5%, and weighted average expected life was 2.1 years for these stock options.

     A summary of the Company’s stock option activity during the three months ended September 29, 2007 is follows:

	Options Outstanding
	Shares	Weighted Average
		Exercise Price

Outstanding, June 30, 2007	72,909,731	$0.27

Granted	-	-
Forfeited	(3,821,178)	0.32
Exercised	-	-

Outstanding, September 29, 2007	69,088,553	$0.27

     As of September 29, 2007, the weighted average exercise prices and remaining contractual lives of stock options are as follows:

	Options outstanding			Options exercisable

	Number of	Weighted average
	options	remaining	Weighted	Number
	outstanding	contractual life (in	average	exercisable as	Weighted
Range of exercise prices	as of 9/29/07	years)	exercise price	of 9/29/07(1)	average price

Stock options issued @ $0.19 to $0.34	69,088,553	8.0	$0.27	59,435,570	$0.27

(1)	The Company does not have sufficient authorized common shares at September 29, 2007 to permit the exercise of the stock options. These options would be exercisable if sufficient authorized shares were available.

Warrants

      The Company issued 114,491,460 warrants during the three months ended September 30, 2006 which were valued using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free rate of return – 5.19%; term – 8.3 years; volatility – 50%; dividend yield – 0.0% . The warrants were recorded as a discount to debt. No warrants were issued during the three months ended September 29, 2007

Warrants outstanding as of September 29, 2007 are as follows:

	Warrants Outstanding

	Shares	Weighted Average
		Exercise Price

Outstanding, June 30, 2007	38,725,335,177	$0.001

Granted	-	-
Cancelled	-	-
Exercised	(2,176,159)	0.01

Outstanding, September 29, 2007	38,723,159,018	$0.001

     At September 29, 2007, the exercise prices and remaining contractual lives of warrants are as follows:

	Warrants outstanding			Warrants exercisable

Weighted
	Number of	average	Weighted
	warrants	remaining	average	Number	Weighted
	outstanding	contractual life	exercise	exercisable	average
Range of exercise prices	as of 9/29/07	(in years)	price	as of 9/29/07 (1)	price

Warrants issued @ $.001 to $.230	38,723,159,018	9.5	varies	38,723,159,018	varies

(1)	The Company does not have sufficient authorized common shares at September 29, 2007 to permit the exercise of the warrants. These warrants would be exercisable if sufficient authorized shares were available.

Warrants Exercise

     On July 18, 2007, Laurus exercised warrants to purchase an aggregate of 2,176,159 shares of the Common Stock, $0.001 par value, of the Company in a cashless exercise at a price of $0.01 per share. The terms of the warrants provide that if the fair market value of the common stock is greater than the exercise price, Laurus may exercise the warrant on a cashless exercise basis resulting in an issuance of net shares with no cash payment. The fair market value on the date of the exercise was $0.04 per share. As a result of the cashless exercise, in September 2007, the Company issued 1,632,119 shares of Common Stock to Laurus and withheld 540,040 shares of Common Stock in satisfaction of the exercise price under the warrant.

10. Exchange of Debt and Equity

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

     To implement the conversion, on May 7, 2007, the Company created a new Series E Convertible Preferred Stock. The Series E Preferred Stock is being utilized because the Company does not have sufficient authorized shares of Common Stock and ranks pari passu with the existing Common Stock and Series B Preferred Stock of the Company. Holders of Series E Preferred Stock shall have full voting rights and powers equal to that of holders of Common Stock and Preferred B holders. The Series E Preferred Stock is initially convertible into Common Stock at the rate of one million shares of Common Stock per one Preferred Share. These shareholders are also entitled to dividends on a pari passu basis with that of the Common Stock holders.

11. Convertible Securities

     The Company has insufficient shares of Common Stock authorized to allow for the exercise of stock options or warrants, or allow the conversion of preferred stock. As a result, under EITF 00-19, the Company is required to classify these instruments as liabilities and remeasure the convertible securities at each reporting period end based on fair value. The Company determines the fair value of the convertible securities based on the number of shares common stock into which they are convertible and the current fair value of the common stock on the remeasurement date. Previous to the May 7, 2007 financing and sale of the stores / salons, the fair value of the Common Stock was based on the price paid for a share of the stock closest to the measurement date. The fair value of the Common Stock as of September 30, 2006 was $0.28. The number of common shares into which the convertible securities were convertible was 621,068,151 as of September 30, 2006. As of September 30, 2006, the Company remeasured the convertible securities based on an estimated fair value of approximately $173.9 million and recorded an unrealized gain of approximately $40.5 million for the three months ended September 30, 2006. After the stores /salons sale and recent financing which included warrants to purchase 38.5 billion shares of Common Stock, issued along with the debt, the stock is no longer traded on a regular basis and the trading price does not appear indicative of its fair value. The Company has used an analytical approach to approximate the estimated fair value of the shares. The calculated fair value of the shares at September 29, 2007 was $0.00044. The number of common shares into which the convertible securities were convertible was 47,303,027,452 as of September 29, 2007. As of September 29, 2007, the Company remeasured the convertible securities based on an estimated fair value of approximately $20.8 million and recorded an unrealized loss of approximately $0.5 million for the three months ended September 29, 2007. Convertible securities will convert back to equity when there are a sufficient number of shares of Common Stock authorized.

12. Subsequent Events

L Capital Exchange of Accrued Interest

     On November 30, 2007, FCPR L Capital (“L Capital”) agreed to exchange the $2.6 million of accrued interest owed to it by the Company for 1,019.69 shares of Series E Preferred Stock of the Company. The accrued interest is included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets at September 29, 2007 and June 30, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion and analysis should be read in conjunction with our attached unaudited condensed consolidated financial statements and notes thereto included in this Report and our audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2007, included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 20, 2007.

     Unless otherwise indicated in this Item 2, references to “TrueYou” refer to TrueYou.Com Inc.; references to “KAAI” refer to Klinger Advanced Aesthetics, Inc. and its consolidated subsidiaries; references to the “we,” “our,” “us”, and “Company” refer to TrueYou.Com Inc. and its consolidated subsidiaries (including KAAI), as applicable; and the terms “fiscal quarter” and “three months” in this Quarterly Report on Form 10-Q refer to the quarter ended September 29, 2007.

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

     Consistent with the prior fiscal year, our financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since our inception, we have experienced substantial operating losses and negative cash flow from operations. As of September 29, 2007, we have an accumulated deficit of $95.7 million and a working capital deficit of $5.3 million. These factors raise substantial doubt about our ability to continue as a going concern. Also, as a result of our losses, among other factors, the opinion of our Independent Registered Public Accountants on our audited financial statements for fiscal year 2007 has included an explanatory paragraph relating to “going concern.” A going concern explanatory paragraph indicates that our auditors have substantial doubt about our ability to continue as a going concern for at least a reasonable period of time. Our ability to continue as a going concern ultimately depends on our ability to increase sales and reduce expenses to a level that will allow us to operate profitably and sustain positive operating cash flows and raise additional capital.

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

Revenue Sources

     We currently derive revenue from wholesale product sales of our Cosmedicine products at Sephora stores, HSN, JCPenney, and through the internet. These products were launched in fiscal 2006 and represented 100% of our total operating revenues for the three months ended September 29, 2007 due to the discontinued operations discussed below. Sephora, with whom we have a strategic relationship, is a subsidiary of LVMH, SA and L Capital is a private equity fund sponsored by LVMH, SA and, as a result, Sephora and L Capital are affiliates. Net revenue recognized on sales to Sephora was $0.9 million or 45.2% of net revenue for the three months ended September 29, 2007 and $0.9 million or 100.0% of net revenue for the three months ended September 30, 2006.

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

     Revenue Recognition: Revenue is recognized in connection with our Cosmedicine sales as sales are made to Sephora, HSN, and JCPenney. At the end of each quarter, an accrual is made for anticipated returns due to damages, store testers, returns, and product with limited remaining code life.

     Inventories: Inventories consist principally of Cosmedicine products and components for those products. Inventories are stated at the lower of cost or market on a first-in, first-out basis.

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

     Convertible Securities: We remeasured our convertible securities in compliance with EITF 00-19, based on the fair value of our Common Stock into which they are convertible, since there are currently insufficient shares authorized to allow conversion. Previous to the May 7, 2007 financing and sale of the stores / salons the fair value of the Common Stock was based on the price paid for a share of the stock closest to the measurement date. As of September 30, 2006 the closing price for our Common Stock was $0.28. After the stores /salons sale and recent financing which included warrants to purchase 38.5 billion shares of Common Stock, issued along with the debt, the stock is no longer traded on a regular basis and the trading price does not appear indicative of its fair value. We have used an analytical approach to estimate the fair value of the shares. We used the projected next twelve months revenue of the Company to estimate its market cap. The estimated market cap was then divided by the number of common shares calculated on a diluted basis. Utilizing this calculation, the calculated fair value of the shares at September 29, 2007 was $0.00044 per share. Changes in the price paid for a share of our Common Stock can have a significant impact on the amount recorded for the convertible securities. For example, the movement up or down in the price of our Common Stock by $0.10 will cause the balance of convertible securities to fluctuate by approximately $4.7 billion. This fluctuation would result in an impact to our net loss. Convertible securities will convert back to equity when there are a sufficient number of shares of Common Stock authorized.

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

Three Months Ended September 29, 2007 and September 30, 2006

     The following table sets forth our operating revenues and cost of revenue data as a percentage of net sales for the three months ended September 29, 2007 and September 30, 2006:

In thousands	Three Months Ended
			Restated
	September 29,		September 30,		Increase /	Percent
	2007		2006		(Decrease)	Change
Revenue	$2,035	100%	$904	100%	$1,131	125%
Cost of Revenue	718	35%	353	39%	365	103%
Gross Margin	$1,317	65%	$551	61%	$766	139%

     Revenue for the three months ended September 29, 2007 was $2.0 million compared to $0.9 million for the three months ended September 30, 2006, an increase of $1.1 million. All revenues during the two quarters were derived from the U.S. The increase in revenue was primarily due to sales to HSN, which was added as a customer with the signing of a marketing agreement on April 2, 2007.

     As part of our agreement with Sephora, any charge backs from them due to damages, testers, obsolete product, and advertising are deducted against open Cosmedicine invoices.

Cost of Revenue

     Cost of revenue increased to $0.7 million for the three months ended September 29, 2007 from $0.4 million for the three months ended September 30, 2006, an increase of $0.3 million. This increase was primarily due to the increase in revenue and partially offset by cost efficiencies during the three months ended September 29, 2007. Cost of revenue represented 35% and 39% of operating revenues for the three months ended September 29, 2007 and September 30, 2006, respectively. The decrease as a percentage was primarily due to focused cost efficiencies obtained through the reduction of transportations costs of incoming inventory through better planning during the three months ended September 29, 2007.

Gross Margin

     Gross margin was 65% and 61% for the three months ended September 29, 2007 and September 30, 2006, respectively. The increase in gross margin percentage was primarily due to the cost efficiencies discussed above.

Operating Expenses

The following table compares our operating expenses for the three months ended September 29, 2007 and September 30, 2006:

In thousands	Three Months Ended

		Restated
	September 29,	September 30,	Increase /	Percent
	2007	2006	(Decrease)	Change
Operating Expenses
Share based compensation expense	$-	$2,138	$(2,138)	(100%)
Payroll	1,131	1,388	(257)	(19%)
Depreciation and amortization	27	91	(64)	(70%)
Loss on disposal of fixed assets	-	82	(82)	(100%)
Occupancy	53	195	(142)	(73%)
Insurance	149	159	(10)	(6%)
Travel and entertainment	152	440	(288)	(65%)
Professional fees	395	1,595	(1,200)	(75%)
Office Expenses	24	126	(102)	(81%)
Advertising and marketing	595	536	59	11%
Lab testing	76	12	64	533%
Postage and delivery	42	97	(55)	(57%)
Telephone and data	57	34	23	68%
Other	81	96	(15)	(16%)

Total Operating Expenses	$2,782	$6,989	$(4,207)	$(60%)

     Operating expenses were $2.8 million for the three months ended September 29, 2007 compared to $7.0 million for the three months ended September 30, 2006, a decrease of $4.2 million. The decrease of 60.0% was primarily due to $2.1 million decrease in stock option expense under SFAS No. 123R related mainly to the change in the fair value remeasurement at September 29, 2007 compared to September 30, 2006, a reduction in professional fees of $1.2 million due to focused cost reductions and reductions in other operating costs due to the reduction of non-essential spending.

Non-operating Expenses

The following table compares our non-operating expenses for the three months ended September 29, 2007 and September 30, 2006:

In thousands	Three Months Ended
		Restated
	September 29,	September 30,	Increase /	Percent
	2007	2006	(Decrease)	Change
Non-operating (Income) Expenses
Interest expense, net	$1,942	$2,674	$(732)	(27%)
Unrealized (gain) loss on convertible securities	472	(40,536)	41,008	(101%)
Registration rights penalties	-	1,162	(1,162)	-

Total Non-operating (Income) Expense	$2,414	$(36,700)	$39,114	(107%)

Interest Expense, net

     Interest expense was $1.9 million for the three months ended September 29, 2007 compared to $2.7 million for the three months ended September 30, 2006. The decrease of $0.8 million was caused primarily by the write-off the unamortized discount and financing costs on the loan with Technology Investment Capital Corp of $0.9 million and $0.2 million, respectively, upon the early repayment in the three months ended September 30, 2006. No similar write-offs occurred in the three months ended September 29, 2007. This decrease was partially offset by interest incurred due to the increase in debt levels in the three months ended September 29, 2007 versus September 30, 2006, due to the new financing.

Unrealized (Gain) Loss on Convertible Securities

     On December 20, 2005, as a result of the Share Exchange Agreement, the Company recorded the convertible securities at $65 million, which represented the carrying amount of the convertible securities issued under the arrangement. Since the securities issued are convertible into common shares and the Company did not have sufficient authorized shares to allow for that conversion, under EITF 00-19 the Company was required to reclassify these amounts as liabilities and remeasure them to fair value at each reporting period end. The Company determines the fair value of the convertible securities based on the number of shares common stock into which they are convertible and the current fair value of the common stock on the remeasurement date. Previous to the May 7, 2007 financing and sale of the stores / salons, the fair value of the Common Stock was based on the price paid for a share of the stock closest to the measurement date. The fair value of the Common Stock as of September 30, 2006 was $0.28. The number of common shares into which the convertible securities were convertible was 621,068,151 as of September 30, 2006. As of September 30, 2006, the Company remeasured the convertible securities based on an estimated fair value of approximately $173.9 million and recorded an unrealized gain of approximately $40.5 million for the three months ended September 30, 2006. After the stores /salons sale and recent financing which included warrants to purchase 38.5 billion shares of common stock, issued along with the debt, the stock is no longer traded on a regular basis and the trading price does not appear indicative of its fair value. We have used an analytical approach to approximate the fair value of the shares. The calculated fair value of the shares at September 29, 2007 was $0.00044. The number of common shares into which the convertible securities were convertible was 47,303,027,452 as of September 29, 2007. As of September 29, 2007, the Company remeasured the convertible securities based on an estimated fair value of approximately $20.8 million and recorded an unrealized loss of approximately $0.5 million for the three months ended September 29, 2007. Convertible securities will convert back to equity when there are a sufficient number of shares of Common Stock authorized.

Registration Rights Penalties

     Registration rights penalties were zero for the three months ended September 29, 2007 compared to $1.2 million for the three months ended September 30, 2006. The penalties are due to failure to meet conditions included in registration rights agreements with various stockholders. On March 12, 2007, holders of the registration rights described above, agreed to waive any additional registration rights penalties incurred by the Company after December 30, 2006 concurrent with the May 7, 2007 financing.

Dividends Accrued on Preferred Stock

     Dividends accrued on preferred stock were zero and $0.4 million for the three months ended September 29, 2007 and September 30, 2006, respectively. Concurrent with the May 7, 2007 financing, preferred shareholders exchanged their Series C and Series D Preferred for the new Series E Preferred. This exchange eliminated the cumulative accrual for dividends in the three months ended September 29, 2007 as this feature was not included in the Series E Preferred.

Financial Condition, Liquidity and Capital Resources

     Net cash used in operating activities was $3.7 million and $15.3 million for the three months ended September 29, 2007 and September 30, 2006, respectively. This improvement in cash flows resulted primarily from an operating loss of $1.5 million for the three months ended September 29, 2007 versus an operating loss of $6.4 million for the three months ended September 30, 2006 and the existence of a $6.6 million loss from discontinued operations in the three months ended September 30, 2006.

     Net cash provided by investing activities was $2.9 million and used by investing activities was $0.8 million for the three months ended September 29, 2007 and September 30, 2006, respectively. The increase is due to a release of $2.9 million from the restricted cash account and a $0.8 million reduction in capital expenditures in the three months ended September 29, 2007 versus the three months ended September 30, 2006.

     Cash flows provided by financing activities were $19.3 million for the three months ended September 30, 2006. The cash flows from financing activities were primarily the result of the $20.2 million net proceeds from debt refinancing offset by $0.9 million of loan fees. There were no cash flows used in or provided by financing activities for the three months ended September 29, 2007.

Future Liquidity and Capital Needs

     Since its inception, the Company has experienced operating losses and negative cash flow from operations. As of September 29, 2007, we had a cumulative deficit of $95.7 million and a working capital deficiency of $5.3 million. These factors raise substantial doubt about our ability to continue as a going concern. Also, as a result of our losses, among other factors, the opinion of our Independent Registered Public Accountants on our audited financial statements for fiscal year 2007 has included an explanatory paragraph relating to “going concern.” A going concern explanatory paragraph indicates that our auditors have substantial doubt about our ability to continue as a going concern for at least a reasonable period of time. Our ability to continue as a going concern is ultimately dependent on our ability to increase sales and reduce expenses to a level that will allow us to operate profitably and sustain positive operating cash flows and raise additional capital. The financial statements do not include any adjustments to reflect the outcome of this uncertainty. We have had several recent financings as described in this Report, with the most recent completed on May 7, 2007. As a result of this latest financing, approximately 93% of our gross debt is held by Laurus as of September 29, 2007. In addition, these financings may not be sufficient and there can be no assurance we will be able to obtain sufficient capital to enable us to achieve our operational objectives.

     Our principal future uses of funds are for debt service and working capital requirements to execute our strategy. It is expected that our net losses will continue at least through the end of fiscal year 2009.

Financings Subsequent to End of Fiscal Quarter

     None

Contractual Obligations

     As of September 29, 2007, our contractual obligations were as follows:

In thousands		Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	$1,406	$166	$378	$401	$461
Operating leases guaranteed (1)	2,654	894	550	352	858
Long-term debt	58,650	-	58,650	-	-
Consulting obligation (2)	819	302	517	-	-
Totals	$63,529	$1,362	$60,095	$753	$1,319

(1)

The Company had previously guaranteed six leases of its previously operated stores / salons. Due to the fact that the Purchaser of these stores / salons has filed for relief under Chapter 11 of the U.S. bankruptcy laws on July 25, 2007, the Company has recorded a charge and related liability of $2.4 million to recognize the present value of this potential lease guarantee liability which is included in Liabilities related to discontinued operations in the September 29, 2007 and June 30, 2007 Consolidated Balance Sheets.

(2)	Includes contracted services with our Formulator for Cosmedicine, consulting agreements with external accounting company and Company Chairman.

Off Balance Sheet Arrangements

     We do not have any off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows. We are exposed to market risk associated with changes in interest rates. Our cash resources earned interest at variable rates and, therefore, our return on these funds is affected by fluctuations in interest rates. There have been no changes in interest rates that would have a material impact on our consolidated financial position, results of operations or cash flows for the three months ended September 29, 2007.

     Convertible Securities: We remeasured our convertible securities in compliance with EITF 00-19, based on the fair value of our Common Stock into which they are convertible, since there are currently insufficient shares authorized to allow conversion. Previous to the May 7, 2007 financing and sale of the stores / salons the fair value of the Common Stock was based on the price paid for a share of the stock closest to the measurement date. As of September 28, 2006 the closing price for our Common Stock was $0.28. After the stores / salons sale and recent financing which included warrants to purchase 38.5 shares of Common Stock, issued along with the debt, the stock has no longer traded on a regular basis and its trading price does not appear indicative of its fair value. We have used an analytical approach to approximate the fair value of the shares. The calculated fair value of the shares at September 29, 2007 was $0.00044. Changes in the price paid for a share of our Common Stock can have a significant impact on the amount recorded for the convertible securities. For example, the movement up or down in the price of our Common Stock by $0.10 will cause the balance of convertible securities to fluctuate by approximately $4.7 billion. This fluctuation would result in an impact to our net loss. Convertible securities will convert back to equity when there are a sufficient number of shares of Common Stock authorized.

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

Remediation of Material Weaknesses

     We have addressed some of the issues raised by Amper. For the three months ended September 29, 2007, we have placed a strong emphasis on improving controls, reconciliations, cash management, communication, inventory management, monitoring of financial results, and application of accounting principles. Due to limited capital, accounting resources continued to be an issue. As a result of the sale of the stores / salons, many of the areas of concern no longer exist in the remaining operations.

     Except as described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) since the fiscal year ended June 30, 2007 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

UBS Lawsuit

     UBS Securities, LLC commenced a lawsuit against KAAI in the Supreme Court of the State of New York, County of New York on September 18, 2006. The complaint alleged that UBS was engaged to provide investment banking services to KAAI and that UBS is owed a fee of $1,750,000 with respect to a private placement that was consummated in June, 2006. On August 17, 2007 a settlement was reached with UBS under which the Company was required to pay $1.0 million in full settlement of the claim, no later than August 22, 2007. The Company made the required payment within the period specified by the agreement. The Company had a payable balance of $1.0 million as of June 30, 2007, with $0.5 million included in Accounts payable and $0.5 million included in Accrued expenses and other current liabilities in the Consolidated Balance sheet. No liability remained as of September 29, 2007.

Employee Lawsuits

     Eight prior employees have commenced lawsuits against KAAI in the Superior Court of New Jersey. The complaints allege that the employees were improperly terminated. The Company is contesting these claims, and does not believe settlements of the claims will exceed the amount accrued and included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Other Contingencies

GK Acquisition

On or about July 25, 2007, the Purchaser of the spa /salons filed a bankruptcy petition in the U.S. Bankruptcy Court, District of New Jersey (Newark). Although no litigation between the parties has commenced, the Purchaser has served the Company with subpoenas seeking information relating to the sale and other transactions, disputes have arisen with respect to the various obligations of the parties, and such disputes may be the subject of litigation in the future. We have complied in all respects to provide the information requested.

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

TRUEYOU.COM INC.

Date: January 16, 2008	By:	/s/ Matthew Burris

Matthew Burris
Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer / Chief Operating Officer.

32.1	Section 1350 Certification of Principal Financial Officer / Chief Operating Officer.